Form 10-Q
period 2018-05-31
Best Gofer, Inc
filed 2018-08-29
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  333-224041

BESTGOFER INC.

(Exact name of registration as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	7200 (Primary Standard Industrial Classification Code Number)	82-5296245 (I.R.S. Employer Identification Number)

401 Ryland St Ste 200-A

Reno, NV 89502

(972) 03-9117987

(Principal place of business)

James B. Parsons

Parsons/Burnett/Bjordahl/Hume, LLP

Suite 801

10655 NE 4th Street

Bellevue, WA 98004

(425) 451-8036

(Name, address and telephone number for agent for service of process)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as August 28, 2018 is 3,800,000 shares.

1

BESTGOFER INC.

2

BEST GOFER INC.

PART I — FINANCIAL INFORMATION

3

Best Gofer, Inc
CONDENSED BALANCE SHEETS

	May 31,	November 30,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash (Trust account)	$12,550	$14,750
Prepaid expenses	—	2,250
Total current assets	12,550	17,000

Total assets	$12,550	$17,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	1,939	—
Due to related party	9,800	—
Total current liabilities	11,739	—

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 3,800,000 shares issued and outstanding as of May 31, 2018 and November 30, 2017 respectively	3,800	3,800
Additional paid-in capital	15,200	15,200
Accumulated deficit	(18,189)	(2,000)

Total stockholders’ equity	811	17,000

Total liabilities and stockholders’ equity	$12,550	$17,000

The accompanying notes are an integral part of these financial statements.

Best Gofer, Inc
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months period ended May 31, 2018	For the six months period ended May 31, 2018

Revenue	$—	$—

Expenses
General and administration	3,939	3,939
Professional fees	5,000	12,250

Total expenses	8,939	16,189

Net (loss)	$(8,939)	$(16,189)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	3,800,000	3,800,000

The accompanying notes are an integral part of these financial statements.

Best Gofer, Inc
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

For the six months period ended May 31, 2018

Cash flow from operating activities
Net loss	$(16,189)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	2,250
Increase (decrease) in accounts payable	1,939
Net cash used in operating activities	$(12,000)

Cash flows from investing activities	$—

Cash flow from financing activities
Proceeds from related party debt	9,800
Net cash provided by financing activities	$9,800

Net increase/(decrease) in cash	(2,200)

Cash at beginning of period	14,750

Cash at end of period	$12,550

Supplemental cash flow information:
Cash paid for interest	$—
Cash paid for income taxes	$—

The accompanying notes are an integral part of these financial statements.

BESTGOFER, INC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

May 31, 2018

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Best Gofer, Inc (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose.

Organization, Nature of Business and Trade Name

Best Gofer, Inc was incorporated in the State of Nevada in October 2017, with the purpose of developing a consumer delivery system. The Company’s principal office is in Dimona, Israel.

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s website and apps before another company develops similar websites or apps.

Basis of Presentation

The results for the six months ended May, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended November 30, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2018 and for the related periods presented.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method.

The Company has been in the developmental stage since inception and has no operations to date. The Company currently does not have any property and equipment. The above accounting policies will be adopted upon the Company maintains property and equipment.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Revenue recognition

The Company’s revenue recognition policies are in compliance with FASB ASC 605-35 “Revenue Recognition”.  Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.  The Company recognizes revenues on sales of its services, based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

As of May 31, 2018, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on Best Gofer, Inc’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Best Gofer, Inc’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Three Million Eight Hundred and Thousand (3,800,000) shares of common stock were issued and outstanding as of

May 31, 2018.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

NOTE B – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with app development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

NOTE C – COMMON STOCK

On October 11, 2017, Company issued 1,900,000 Restricted Common Shares to Levi Yehuda, director of the company at $0.005 per share for cash proceeds of $9,500.

On October 11, 2017, Company issued 1,900,000 Restricted Common Shares to Abotbol Gal, Secretary/President of the company at $0.005 per share for cash proceeds of $9,500.

NOTE D – RELATED PARTY TRANSACTIONS

On October 11, 2017, Company issued 1,900,000 Restricted Common Shares to Levi Yehuda, director of the company at $0.005 per share for cash proceeds of $9,500. (Refer Note C)

On October 11, 2017, Company issued 1,900,000 Restricted Common Shares to Abotbol Gal, Secretary/President of the company at $0.005 per share for cash proceeds of $9,500. (Refer Note C)

On May 23, 2018, Company received $9,800 from Abotbol Gal, Secretary/President of the company as a loan. These loans were unsecured, noninterest bearing and due on demand. As of May 31, 2018, due to related party is $9,800.

NOTE E – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after May 31, 2018 through the date of this filing. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the year ended May 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information contained in this prospectus.

Overview

BestGofer, Inc. was incorporated in the State of Nevada in October 2017, with the purpose of developing a consumer delivery system.

BestGofer’s business and corporate address is Hagai 24, Diamona Israel, 80600. Our telephone number is 03-9117987, and our registered agent for service of process is Registered Agents, Inc., 401 Ryland St., Suite 200-A, Reno, NV 89502. Our fiscal year end is November 30.

BestGofer has a focused forte within the delivery industry, providing consumers with the leisure of having any desired retail item purchased on their behalf and delivered directly to their door at any given time. These services are aspirational and significant funds will have to be raised and allocated to provide these services.

It serves its consumers through the convenience of a smart phone app by notifying local delivery staff (Gofer’s) through an online communication system of a desired pick up or delivery request i.e. groceries, business packages, personal items etc.

The consumer must state a maximum dollar amount at the time of notification, restricting Gofers from unauthorized spending on behalf of the consumer.

Consumers may be retailers; businesses or individuals who need a helping hand or simply enjoy the advantage of doorstep delivery for any convenience item. Eligible consumers must be over the age of 21 and own a valid credit card. Credit cards of consumers will be linked through the app and charged at the time of delivery. Deliveries are subject to a fee; an amount agreed upon by both parties; Gopher and consumer.

Items of delivery must meet a restricted criteria such as weight limit of 20 kg per delivery, drugs are prohibited etc. Gofers may exercise their right to refuse service should the item criteria not be met.

The head office will be established in Israel where the application portal and website will be controlled. Deliveries and other operations will be carried out in all of the United States. The Company has a business license in Nevada and will direct operations from there. All operations will be controlled via the online Gofer platform.

Plan of Operations

Overview for the three months ended May 31, 2018

Lack of Revenues

We have limited operational history. For the three months ended May 31, 2018 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended May 31, 2018 was $8,939. Operating expenses consisted of professional fees of $5,000 and general and administration expenses of $3,939 for the three months ended May 31, 2018.

Net Loss

During the three months ended May 31, 2018 the Company recognized net losses of $8,939.

Overview for the six months ended May 31, 2018

Lack of Revenues

We have limited operational history. For the six months ended May 31, 2018 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the six months ended May 31, 2018 was $16,189. Operating expenses consisted of professional fees of $12,250 and general and administration expenses of $3,939 for the three months ended May 31, 2018.

Net Loss

During the six months ended May 31, 2018 the Company recognized net losses of $16,189.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At May 31, 2018 and November 30, 2017, we had total current assets of $12,550 and $17,000 respectively consisting of cash and cash equivalents and prepaid expenses.

At May 31, 2018 and November 30, 2017, our total current liabilities were $11,739 and $0, respectively consisting primarily of accounts payable and due to related party.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash flows used in operating activities for the six month periods ended May 31, 2018 was $(12,000).

CASH FLOWS FROM FINANICING ACTIVITIES

Net cash flows provided by financing activities for the six month periods ended May 31, 2018 was $9,800.

Cash Requirements

We intend to provide funding for our activities, if any, through a combination of the private placement of the company’s equity securities and the public sales of equity securities.

We have no agreement, commitment or understanding to secure any funding from any source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Business Overview

Gofer has a focused forte within the delivery industry, providing consumers with the ability of having any desired retail item purchased on their behalf delivered directly to their door at any given time.

It serves its consumers through the convenience of a smart phone app by notifying local delivery staff (names ‘Gofers’) through an online communication system of a desired pick up or delivery request, such as groceries, business packages, personal items etc.

The consumer must state a maximum dollar amount at the time of notification, restricting Gofers from unauthorized spending on behalf of the consumer.

Consumers may be retailers, businesses or individuals who need assistance or those who simply wish enjoy the advantage of doorstep delivery for any convenience item. Eligible consumers must be over the age of 18 and own a valid credit card. Credit cards of consumers will be linked through the app and charged at the time of delivery. Deliveries are subject to a fee; an amount agreed upon by both parties; Gopher and consumer.

Items of delivery must meet a restricted criteria: weight limit of 40lbs per delivery, all prescription drugs are prohibited, etc. Gophers may exercise their right to refuse service should the item criteria not be met.

Items of delivery must be accessible retail items. Prohibited items of purchase: pornographic content, illegal substances ie. drugs, marijuana etc. Deliveries over 20kg, orders exceeding the $400 limit, delivery of persons.

There are no specific privacy regulations that affect our transactions other than normal sales tax and fitness of goods laws, however credit card users have certain rights as defined in such statutes as the Fair Credit Billing Act of 1986 (FCBA). Under the FCBA, a customer can dispute charges and we may have to refund any payments if the credit card company agrees with the customer.

Product and Services

BestGofer App:

Qualified consumers will be required to open an online account using the Gofer app on their smart phone, which will require details such as name, address, contact and credit card information.

Regulation of privacy will be enforced through our secured online platform where both consumer as well contracted drivers will set up their accounts. Credit cards will need to be valid. No payments will be accepted by the driver at any time during the delivery process. The credit cards will be charged upon completion of deliver via the Gofer platform. Drivers will be required to sign a liability waiver prior to contract commencement. Drivers will also be required to complete a criminal record check as well submit updated driving records.

Drivers will be independent contractors. Driver application forms can be completed online via website. Upon application approval, drivers will complete an employment contract and download the Gofer app where they can access their vendor profiles. Successful applicants will have passed the criminal record and driver-screening requirements as well provide proof of American citizenship or working visa.

Drivers will be recruited through websites targeting career opportunities. We plan to engage independent website construction contractors who will design, approve logarithms, individual page content and then test and approve the site launch. It is planned to launch the website in approximately five months from completion of this offering.

Upon opening the application, the first function will locate a Gofer nearest the user or desired destination of pick-up.

Second, one or more of the following five categories must be selected: Grocery, Restaurant, Convenience, Liquor and Courier Services. Once a category has been selected, a window to enter the details of pick up will appear where the consumer will enter precisely the address of the retailer and exactly what they need (i.e. four apples, a copy of a magazine, one bottle of aspirin, etc.). An option to upload a picture from a smart phone of the exact product desired will be on the App.

Thirdly, the user will be prompted to enter a maximum dollar amount that may be spent on the purchase of up to $400.00.

Upon completion of the above three steps, the user will complete the service call by pressing the “Find Gofer” key. This key, in turn, will notify the nearest Gofer having been selected in the first function that a customer is requesting their service.

BestGofer, Drivers:

An eligible Gofer driver will be required to pass a criminal record check, own a valid drivers’ license, access to a vehicle and speak basic English.

Once the eligible driver has met company standards, they will be required to choose their desired city of occupation. BestGofer will provide maps to each driver for their designated city, in which drivers will be responsible for learning the whereabouts of each retail, restaurant and service location. This will facilitate quicker deliveries.

Each Gofer driver will download the app and open a personalized service account. While open, the app will track the location of the Gofer, notifying consumers of their whereabouts.

Upon receiving a service request from a consumer, the Gofer will reply to the request with an offered fee for service or refuse service. Once mutually agreed upon by both parties, the Gopher may perform the service.

Upon pick up of merchandise, gofers will provide their own means to facilitate the purchase, while placing a money hold on the consumer’s credit card of the maximum allowable purchase price set out by the consumer in the third function of their order; thus offering security to the Gofers’ purchase.

Gofers must use caution to ensure grocery and convenient items are not damaged at time of pick up, as the Gofer will be responsible for the costs of returning damaged merchandise. Consumers will not be required to pay a service fee upon receiving damaged merchandise.

Gofers may receive tips for their service.

Drivers will be independent contractors. Driver application forms can be completed online via our website. Upon application approval, drivers will complete an employment contract and download the Gofer app where they can access their vendor profiles. Successful applicants will have passed the criminal record and driver-screening requirements, as well provide proof of American citizenship or working visa.

Drivers will be recruited through websites targeting career opportunities.

Market Analysis

Marketing:

Gofer seeks online marketing strategies by means of social media exclusively, using the following apps:

-	Facebook

-	Twitter

-	Instagram

-	Snapchat

Business Strategy

BestGofer will retain thirty percent (30%) of each of the Gofers’ delivery fees under a contract.

Description of Properties

BestGofer will maintain an executive office at 24 Hagai, Dimona 80600, Israel, 03-9117987. All marketing, sales and customer support will be managed from this office.

Bankruptcy Or Similar Proceedings

There has been no bankruptcy, receivership or similar proceedings involving the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of May 31, 2018, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of May 31, 2018, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2018 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of May 31, 2018, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended May 31, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal actions pending against us nor any legal actions contemplated by us at this time.

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit 31.1	-	Certification of Chief Executive Officer of BestGofer Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification of Chief Financial Officer of BestGofer Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification of Chief Executive Officer of BestGofer Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
Exhibit 32.2	-	Certification of Chief Finance Officer of BestGofer Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BestGofer Inc.

Date : August 28, 2018 By: /s/ Gal Abotbol

Gal Abotbol

President/CEO/CFO

and principal accounting officer

Date : August 28, 2018 By: /s/ Levi Yehuda

Levi Yehuda,

Director/COO

