Form 10-K
period 2018-11-30
BestGofer Inc.
filed 2019-11-18
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-224041

BestGofer Inc.

(Exact name of registrant as specified in its charter)

Nevada	7200	82-5296245
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial classification code number)	(IRS employer identification number)

401 Ryland St Ste 200-A

Reno, NV 89502

(972) 03-9117987

(Principal place of business)

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

James B. Parsons

Parsons/Burnett/Bjordahl/Hume, LLP

Suite 801

10655 NE 4th Street

Bellevue, WA 98004

(425) 451-8036

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act: None

Tile of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ]  YES      [ x]   NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ]  YES      [x]   NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[x]  YES    [ ]   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ]  YES    [x]   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 15, 2019 is 5,880,000 shares.

BestGofer Inc.

TABLE OF CONTENTS

PART I
ITEM 1.	Business	4
ITEM 1A.	Risk Factors	6
ITEM 1B.	Unresolved Staff Comments	6
ITEM 2.	Properties	6
ITEM 3.	Legal Proceedings	8
ITEM 4.	Safety Disclosures	6
PART II
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
ITEM 6.	Selected Financial Data	7
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	7
ITEM 8.	Financial Statements and Supplementary Data	10
ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	11
ITEM 9A.	Controls and Procedures	11
ITEM 9B.	Other Information	12
PART III
ITEM 10.	Directors, Executive Officers, and Corporate Governance	13
ITEM 11.	Executive Compensation	14
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	14
ITEM 14.	Principal Accounting Fees and Services	14
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	15
	Signatures	16

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or strategic arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “intends”, or “continue” or the negative thereof or other comparable terminology.  Although the Company and its management believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the Risk Factors set forth under Item 1A, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

PART I

Item 1. Business

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

Consumers may be retailers, businesses or individuals who need assistance or those who simply wish enjoy the advantage of door step delivery for any convenience item. Eligible consumers must be over the age of 18 and own a valid credit card. Credit cards of consumers will be linked through the app and charged at the time of delivery. Deliveries are subject to a fee; an amount agreed upon by both parties; Gofer and consumer.

Items of delivery must meet a restricted criteria: weight limit of 40 lbs per delivery, all prescription drugs are prohibited, etc. Gofers may exercise their right to refuse service should the item criteria not be met.

Items of delivery must be accessible retail items. Prohibited items of purchase: pornographic content, illegal substances ie. drugs, marijuana etc. Deliveries over 20 kg, orders exceeding the $400 limit, delivery of persons.

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

Upon receiving a service request from a consumer, the Gofer will reply to the request with an offered fee for service or refuse service. Once mutually agreed upon by both parties, the Gofer may perform the service.

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

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding involving the Company.

Number of Total Employees and Number of Full Time Employees

We currently have one employee, our executive officer, to our business and currently is responsible for our general strategy, fund raising and customer relations. Once the offering is complete we will hire additional staff if we generate enough revenue to support the expense. The number of additional staff will depend upon our growth.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

BestGofer will maintain an executive office at 24 Hagai, Dimona 80600, Israel, 03-9117987. All marketing, sales and customer support will be managed from this office.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor any legal actions contemplated by us at this time.

Item 4. Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

No public market currently exists for shares of our common stock. Our common stock is eligible for quotation on the Over-the-Counter Bulletin Board. There have been no quotes of our common stock during the two most recent fiscal years and subsequent interim periods for which financial statements are included herein. Accordingly, there is no current quote price for the stock. The Company has no equity compensation plans and there are no shares of common stock issuable upon the exercise of outstanding options or warrants to purchase, or securities convertible into, common stock of the Company. Other than the registered offering for shareholders pursuant to Registration No. 333-224041, there is no common equity being, or publicly proposed to be, publicly offered by the Company, the offering of which could have a material effect on the market price of the Company’s common equity.

Holders

As of November 30, 2018, the Company had two shareholders of its Common Stock

Dividend Policy

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans:

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities:

None

Item 6. Selected Financial Data.

The Index to Condensed Financial Statements and Schedules appears on page F-1.

The Report of Independent Registered Public Accounting Firm appears on page F-2, and the Condensed Financial Statements and Notes to Condensed Financial Statements appear beginning on page F-3.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information contained in this prospectus.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the sale of products and services through our websites. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion which raises substantial doubts about the Issuers ability to continue as a going concern.

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in November 30, 2018 or 2017.

Comparison of the Years Ended November 30, 2018

Lack of Revenues

We have limited operational history. During the year ended November 30, 2018and from October 11, 2017 (inception) to November 30, 2017 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended November 30, 2018 and from October 11, 2017 (inception) to November 30, 2017 were $25,356 and $2,000 respectively. Operating expenses for the year ended November 30, 2018 consisted of professional fees of $16,800 and general and administrative expense $8,556. Operating expenses from October 11, 2017 (inception) to November 30, 2017 consisted of professional fees of $2,000.

Net Loss

During the year ended November 30, 2018 and from October 11, 2017 (inception) to November 30, 2017 the Company recognized net losses of $25,356 and $2,000 respectively.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At November 30, 2018 and 2017, we had total assets of $1,444 and $17,000 respectively.

At November 30, 2018 and 2017, our total liabilities were $9,800 and $0 respectively consisting primarily of due to related party.

Cash flows from operating activities

Net cash used in operating activities was $23,106 for the year ended November 30, 2018 and was $4,250 from October 11, 2017 (inception) to November 30, 2017. The net cash used in operating activities was related to an increase in operating expenses.

Cash flows from financing activities

Net cash provided by financing activities was $9,800 for the year ended November 30, 2018 and was $19,000 from October 11, 2017 (inception) to November 30, 2017. The cash provided by financing activities was primarily due to shareholder loans and proceeds from shares issuance.

Cash Requirements

We intend to propagative funding for our activities, if any, through a combination of the private placement of the company’s equity securities and the public sales of equity securities.

We have no agreement, commitment or understanding to secure any funding from any source.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

BestGofer has never been in bankruptcy or receivership.

Office

BestGofer will maintain an executive office at 24 Hagai, Dimona 80600, Israel, 03-9117987. All marketing, sales and customer support will be managed from this office.

The telephone number is (801)-243-5661.

BestGofer is not operating its business plan until such time as capital is raised for operations. To date its operation has involved only selling stock to meet expenses.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data.

BestGofer Inc.

TABLE OF CONTENTS

NOVEMBER 30, 2018

PAGE
Report of Independent Registered Public Accounting Firm	F-2

Condensed Balance Sheets at November 30, 2018 and 2017	F-3

Condensed Statements of Operations for the years ended November 30, 2018 and for the period ended from October 11, 2017 (inception) to November 30, 2017	F-4

Condensed Statements of Stockholders’ Equity (Deficit) for the period ended from October 11, 2017 (inception) to November 30, 2017 and for the years ended November 30, 2018	F-5

Condensed Statements of Cash Flows for the years ended November 30, 2018 and for the period ended from October 11, 2017 (inception) to November 30, 2017	F-6

Notes to Condensed Financial Statements	F-7

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bestgopher, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bestgopher, Inc. as of November 30, 2018 and 2017 and the related statements of operations, changes in stockholders’ (deficit)/equity and cash flows for the periods then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2018.

Seattle, Washington

November 8, 2019

BestGofer Inc.
CONDENSED BALANCE SHEETS

	November 30,	November 30,
	2018	2017

ASSETS
Current assets
Cash (Trust account)	$1,444	$14,750
Prepaid expenses	—	2,250
Total current assets	1,444	17,000

Total assets	$1,444	$17,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Due to related party	9,800	—
Total current liabilities	9,800	—

Stockholders' equity (deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized, 3,800,000 shares issued and outstanding as of November 30, 2018 and 2017 respectively	3,800	3,800
Additional paid-in capital	15,200	15,200
Accumulated deficit	(27,356)	(2,000)

Total stockholders’ equity (deficit)	(8,356)	17,000

Total liabilities and stockholders’ equity (deficit)	$1,444	$17,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF OPERATIONS

	For the year ended November 30, 2018	From October 11, 2017 (inception) to November 30, 2017

Revenue	$—	$—

Expenses
General and administration	8,556	—
Professional fees	16,800	2,000

Total expenses	25,356	2,000

Net (loss)	$(25,356)	$(2,000)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	3,800,000	3,800,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at inception at October 11, 2017	—	—	—	—	—

Common stock issued for cash	3,800,000	3,800	15,200	—	19,000
Net loss for the period ended November 30, 2017	—	—	—	(2,000)	(2,000)

Balance at November 30, 2017	3,800,000	3,800	15,200	(2,000)	17,000

Net loss for the year ended November 30, 2018	—	—	—	(25,356)	(25,356)

Balance at November 30, 2018	3,800,000	3,800	15,200	(27,356)	(8,356)

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENT OF CASH FLOWS

	For the year ended November 30, 2018	From October 11, 2017 (inception) to November 30, 2017

Cash flow from operating activities
Net loss	$(25,356)	$(2,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	2,250	(2,250)
Net cash used in operating activities	$(23,106)	$(4,250)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Proceeds from related party debt	9,800	—
Proceeds from issuance of common stock	—	19,000
Net cash provided by financing activities	$9,800	$19,000

Net increase/(decrease) in cash	(13,306)	14,750

Cash at beginning of period	14,750	—

Cash at end of period	$1,444	$14,750

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

BESTGOFER, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of BestGofer Inc. (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose.

Organization, Nature of Business and Trade Name

BestGofer Inc. was incorporated in the State of Nevada in October 2017, with the purpose of developing a consumer delivery system. The Company’s principal office is in Dimona, Israel.

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s website and apps before another company develops similar websites or apps.

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at November 30, 2018 and for the related periods presented.

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

As of November 30, 2018, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on BestGofer Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. BestGofer Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Three Million Eight Hundred and Thousand (3,800,000) shares of common stock were issued and outstanding as of

November 30, 2018 and 2017.

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

NOTE D – RELATED PARTY TRANSACTIONS

On October 11, 2017, Company issued 1,900,000 Restricted Common Shares to Levi Yehuda, director of the company at $0.005 per share for cash proceeds of $9,500. (Refer Note C)

On October 11, 2017, Company issued 1,900,000 Restricted Common Shares to Abotbol Gal, Secretary/President of the company at $0.005 per share for cash proceeds of $9,500. (Refer Note C)

On May 23, 2018, Company received $9,800 from Abotbol Gal, Secretary/President of the company as a loan. These loans were unsecured, noninterest bearing and due on demand. As of November 30, 2018, and 2017, due to related party is $9,800 and $0 respectively.

NOTE E – INCOME TAXES

For the year ended November 30, 2018, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $27,356 at November 30, 2018 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 34% to the net loss before provision for income taxes as follows:

	For the year ended November 30, 2018	From Oct 11, 2017 (inception) to November 30, 2018

Income tax expense (benefit) at statutory rate	(5,325)	(420)
Change in valuation allowance	5,325	420
Income tax expense	—	—

Net deferred tax assets consist of the following components as of November 30, 2018 and 2017:

	November 30, 2018	November 30, 2017
Gross deferred tax asset	5,745	420
Valuation allowance	(5,745)	(420)
Net deferred tax asset	—	—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $27,356 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of November 30, 2018.

NOTE E – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after November 30, 2018 through November 8, 2019 and has determined that the following subsequent events are reported.

During the period after November 30, 2018 through November 8, 2019, Company issued 2,080,000 Common Shares to various individuals at $0.025 per share towards cash proceeds of $52,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

 Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of November 30, 2018 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended November 30, 2018 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The Company’s internal control over financial reporting includes those policies and procedures that:  i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are made only in accordance with authorizations of management and directors of the Company; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material impact on the financial statements.

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures, or the Company’s internal controls over financial reporting, will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, the Company’s internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or because the degree of compliance with the policies and procedures may deteriorate.

 Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of November 30, 2018 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Offices and Corporate Governance

The name, age and title of our executive officer and director is as follows:

Officer and/or Director	Title
Gal Abotbol	President/CEO/CFO and principal accounting officer.
Levi Yehuda	Director/COO

Executive Biography

The following is a summary of the experience and background of our executive officer and director.

Gal Abotbol,

Gal Abotbol is a self-employed web designer having maintained his business since 2011. With over 6 years’ experience, his accomplishments include the construction and design of many websites for various businesses across Israel, ranging from independent contractors to multimillion dollar corporations.

Upon completion of an Associate Degree at the University of Tel Aviv in 2010, Gal Abotbol’s knowledge of computer technology and graphic design earned him an impressive professional portfolio through the industries’ network. His first project in 2011 led a start-up business to a successful online marketing distributor, acquiring more than 20 employees in its first year.

Levi Yehuda

Yehuda Levi is a highly experienced driver having operated delivery vehicles for over 10 years. His responsibilities include evaluating all merchandise prior to delivery to ensure quality control and package delivery. Shalom Delivery services range from office packages, personal home delivery’s as well large industrial items.

Director Qualifications

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that our board of directors to conclude that the individual should be serving as a director of our company.

We believe that the design programming experience and education of Gal Abotbol has attained through his past endeavors will be assist in the design and launch of the Company’s mobile application. Additionally, the experience of Levi Yehuda in delivery services will assist the Company in the development of its business plan with respect to the interactions with Gofers.

In addition to each of the individual skills and background described above, the board of directors also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and, on the development, and execution of our strategy.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board will be determined from time to time by our board of directors based upon the amount of time expended by each of the directors on our behalf. Currently, executive officers of our Company who are also members of the board of directors do not receive any compensation specifically for their services as directors.

Term of office

Our directors are appointed to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board, absent an employment agreement.

Significant employees and consultants

As of the date hereof, the Company has no significant employees.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. Our Board of Directors as a whole participates in the review of financial statements and disclosure.

Code of Ethics

We have not adopted a code of ethics that applies to our officer, director and employee. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Item 11. Executive Compensation

We have not entered into an employment agreement with any person. We have no plans to compensate our executive officers in the foreseeable future.

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

Summary Compensation Table

			(a)	(b)	(c)
Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total Compensation
Levi Yehuda, COO	2018	$0	$0	$0	$0	$0
Gal Abotbol, CEO	2018	$0	$0	$0	$0	$0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this filing, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of our common stock, except to the extent authority is shared by spouses under community property laws. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of the Company,8855 SW Holly Lane, Wilsonville, OR 97070.

PRINCIPAL STOCKHOLDERS

5% and greater shareholders’ beneficial ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Levi Yehuda	1,900,000 shares	50%
Common	Gal Abotbol	1,900,000 shares	50%

Management beneficial ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Levi Yehuda	1,900,000 shares	50%
Common	Gal Abotbol	1,900,000 shares	50%

Item 13. Certain Relationships and Related Transactions, and Director Independence

On September 7, 2017, 1,900,000 shares of BestGofer’s common stock were issued to Gal Abotbol and Levi Yehuda each, officers and directors of the Company, at the price of $0.005 per share (a total of 3,800,000 shares of common stock and $19,000).

Mr. Abotbol and Mr. Yehuda are our founders and therefore may be considered promoters, as that term is defined in Rule 405 of Regulation C.

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended November 30, 2018 and for the period ended from October 11, 2017 (inception) to November 30, 2017 were as follows:

	November 30, 2018	November 30, 2017
Audit Fees and Audit Related Fees: - Michael Gillespie & Associates, PLLC	$6,800	$—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$6,800	$—

In the above table, "audit fees" are fees billed by our Company's external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements.

"Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

"All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit 31.1	-	Certification of Chief Executive Officer of BestGofer Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification of Chief Financial Officer of BestGofer Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification of Chief Executive Officer of BestGofer Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
Exhibit 32.2	-	Certification of Chief Executive Officer of BestGofer Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BestGofer Inc.

By: /S/ Gal Abotbol	Date: November 15, 2019
Gal Abotbol,
President/CEO/CFO and
Principal accounting officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BestGofer Inc.

By: /S/ Levi Yehuda	Date: November 15, 2019
Levi Yehuda,
Director an d COO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gal Abotbol	President/CEO/CFO and Principal accounting officer	November 15, 2019

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Levi Yehuda	Director and COO	November 15, 2019

