Form 10-Q
period 2019-02-28
BestGofer Inc.
filed 2020-04-16
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-224041

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as on April 15, 2020 is 5,880,000 shares.

1

BESTGOFER INC.

2

BESTGOFER INC.

PART I — FINANCIAL INFORMATION

3

BestGofer Inc.
CONDENSED BALANCE SHEETS

	February 28,	November 30,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash (Trust account)	$26,237	$1,444
Total current assets	26,237	1,444

Total assets	$26,237	$1,444

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Due to related party	34,593	9,800
Provision for expenses	1,948	—

Total current liabilities	36,541	9,800

Stockholders' equity (deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized, 3,800,000 shares issued outstanding as of February 28, 2019 and November 30, 2018 respectively	3,800	3,800
Additional paid-in capital	15,200	15,200
Accumulated deficit	(29,304)	(27,356)

Total stockholders’ equity (deficit)	(10,304)	(8,356)

Total liabilities and stockholders’ equity (deficit)	$26,237	$1,444

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	February 28, 2019	February 28, 2018
Revenue	$—	$—

Expenses
General and administration	1,948	—
Professional fees	—	7,250

Total expenses	1,948	7,250

Net (loss)	$(1,948)	$(7,250)

Basic and diluted loss per common share	$(0.001)	$(0.002)

Weighted average number of common shares outstanding - basic and diluted	3,800,000	3,800,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at November 30, 2017	3,800,000	3,800	15,200	(2,000)	17,000

Net loss for the three months period ended February 28, 2018	—	—	—	(7,250)	(7,250)

Balance at February 28, 2018	3,800,000	3,800	15,200	(9,250)	9,750

Balance at November 30, 2018	3,800,000	3,800	15,200	(27,356)	(8,356)
Net loss for the three months period ended February 28, 2019	—	—	—	(1,948)	(1,948)

Balance at February 28, 2019	3,800,000	3,800	15,200	(29,304)	(10,304)

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended
	February 28, 2019	February 28, 2018
Cash flow from operating activities
Net loss	$(1,948)	$(7,250)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	—	2,250
(Increase) decrease in provisions for expenses	1,948	—

Net cash used in operating activities	$—	$(5,000)

Cash flows from investing activities	$—	$—

Cash flow from financing activities	—	—
Proceeds from related party debt	24,793	—
Net cash provided by financing activities	$24,793	$—

Net increase/(decrease) in cash	24,793	(5,000)

Cash at beginning of period	1,444	14,750

Cash at end of period	$26,237	$9,750

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at February 28, 2019 and for the related periods presented.

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

As of February 28,2019, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Three Million Eight Hundred and Thousand (3,800,000) shares of common stock were issued and outstanding as of

February 28, 2019 and November 30, 2018.

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

NOTE D – RELATED PARTY TRANSACTIONS

On October 11, 2017, Company issued 1,900,000 Restricted Common Shares to Levi Yehuda, director of the company at $0.005 per share for cash proceeds of $9,500. (Refer Note C)

On October 11, 2017, Company issued 1,900,000 Restricted Common Shares to Abotbol Gal, Secretary/President of the company at $0.005 per share for cash proceeds of $9,500. (Refer Note C)

On May 23, 2018, Company received $9,800from Abotbol Gal, Secretary/President of the company as a loan. These loans were unsecured, noninterest bearing and due on demand.

On February 05, 2019, Company received $24,793 from Abotbol Gal, Secretary/President of the company as a loan. These loans were unsecured, noninterest bearing and due on demand. As of February 28, 2019, and November 30, 2018, due to related party is $34,593 and $9,800 respectively.

NOTE E – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after February 28, 2019 through January 31, 2020 and has determined that the following subsequent events are reported.

During the period after February 28, 2019 through January 31, 2020, Company issued 2,080,000 Common Shares to various individuals at $0.025 per share towards cash proceeds of $52,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of February 28, 2019, that appear elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Plan of Operation

Liquidity and Capital Resources

As of February 28, 2019, the company has $26,237 in total assets. These assets are in the form of restricted cash, in a trust account $26,237. As of February 28, 2019 the company has $36,541 in liabilities. These liabilities are in the form of due to related party $34,593 and provision for expenses $1,948. As of November 30, 2018, the company has $1,444 in total assets in the cash (trust account). As of November 30, 2018, the company has $9,800 in liabilities as due to related party. Accumulated deficit as of February 28, 2019 and November 30, 2018 is $(29,304) and $(27,356).

Net cash used in operating activities for the three months period ended February 28, 2019 and 2018 was $0 and $(5,000). Cash flows from financing activities for the three months period ended February 28, 2019 and 2018 was $24,793 and $0.

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs.

The Company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Results of Operations

Overview for the three months ended February 28, 2019

Lack of Revenues

We have limited operational history. For the three months ended February 28, 2019 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended February 28, 2019 were $1,948. Operating expenses consisted of general and administration totaled $1,948.

Net Loss

During the three months ended February 28, 2019 the Company recognized net loss of $1,948.

3

Overview for the three months ended February 28, 2018

Lack of Revenues

We have limited operational history. For the three months ended February 28, 2018 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended February 28, 2018 were $7,250. Operating expenses consisted of professional fees totaled $7,250 for the three months ended February 28, 2018

Net Loss

During the three months ended February 28, 2018 the Company recognized net losses of $7,250.

Our independent registered public accounting firm has expressed a going concern opinion which raises substantial doubts about our ability to continue as a going concern. . Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenue’s of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Equipment, Furniture and Leasehold Improvements. Equipment, furniture and leasehold improvements are recorded at cost and depreciated on a straight-line basis over the lesser of their estimated useful lives, ranging from three to seven years, or the life of the lease, as appropriate.

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted expected future net cash flows from the assets.

4

Revenue Recognition. The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectability of the fees is reasonably assured.

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. As of August 31, 2018 there were no share equivalents outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of May 31, 2018, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of a February 28, 2019, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2019 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of February 28, 2019, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

5

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended February 28, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit 31.1	-	Certification of Chief Executive Officer of BestGofer Inc, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification of Chief Financial Officer of BestGofer Inc, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification of Chief Executive Officer of BestGofer Inc, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
Exhibit 32.2	-	Certification of Chief Executive Officer of BestGofer Inc, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

6

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TipMeFast, Inc..

Date : April 15, 2020	By: /s/ Gal Abotbol
Gal Abotbol, President/CEO/CFO and Principal Accounting Officer

7