Form 10-Q
period 2019-05-31
BestGofer Inc.
filed 2021-01-20
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as on January 18, 2021 is 5,880,000 shares.

BESTGOFER INC.

BESTGOFER INC.

PART I — FINANCIAL INFORMATION

BestGofer Inc.
CONDENSED BALANCE SHEETS

	May 31,	November 30,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash (trust account)	$19,750	$1,444
Check received and not cleared	1,000	—
Total current assets	20,750	1,444

Total assets	$20,750	$1,444

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$13,139	$—
Due to related party	10,106	9,800
Total current liabilities	$23,245	$9,800

Stockholders' equity (deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized,4,760,000 shares issued and outstanding as of May 31, 2019 and 3,800,000 shares issued and outstanding November 30, 2018 respectively	$4,760	$3,800
Additional paid-in capital	38,240	15,200
Accumulated deficit	(45,495)	(27,356)

Total stockholders’ equity (deficit)	(2,495)	(8,356)

Total liabilities and stockholders’ equity (deficit)	$20,750	$1,444

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	May 31, 2019	May 31, 2018	May 31,2019	May 31,2018

Revenue	$—	$—	$—	$—

Expenses
General and administration	$11,191	$3,939	$13,139	$3,939
Professional fees	5,000	5,000	5,000	12,250

Total expenses	$16,191	$8,939	$18,139	$16,189

Net (loss)	$(16,191)	$(8,939)	$(18,139)	$(16,189)

Basic and diluted loss per common share	$(0.004)	$(0.002)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	4,230,000	3,800,000	4,017,363	3,800,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

For the three months ended May 31, 2018

Balance at February 28, 2018	3,800,000	$3,800	$15,200	$(9,250)	$9,750

Net loss for the three months period ended May 31, 2018	—	—	—	(8,939)	(8,939)

Balance at May 31, 2018	3,800,000	$3,800	$15,200	$(18,189)	$811

For the three months ended May 31, 2019

Balance at February 28, 2019	3,800,000	$3,800	$15,200	$(29,304)	$(10,304)

Common stock issued for cash	960,000	960	23,040	—	24,000
Net loss for the three months period ended May 31, 2019	—	—	—	(16,191)	(16,191)

Balance at May 31, 2019	4,760,000	$4,760	$38,240	$(45,495)	$(2,495)

For the six months ended May 31, 2018

Balance at November 30, 2017	3,800,000	$3,800	$15,200	$(2,000)	$17,000

Net loss for the six months period ended May 31, 2018	—	—	—	(16,189)	(16,189)

Balance at May 31, 2018	3,800,000	$3,800	$15,200	$(18,189)	$811

For the six months ended May 31, 2019

Balance at November 30, 2018	3,800,000	$3,800	$15,200	$(27,356)	$(8,356)

Common stock issued for cash	960,000	960	23,040	—	24,000
Net loss for the six months period ended May 31, 2019	—	—	—	(18,139)	(18,139)

Balance at May 31, 2019	4,760,000	$4,760	$38,240	$(45,495)	$(2,495)

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended
	May 31,2019	May 31,2018
Cash flow from operating activities
Net loss	$(18,139)	$(16,189)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
(Increase) decrease in Check received not cleared	$(1,000)	$—
(Increase) decrease in prepaid expenses	—	2,250
Increase (decrease) in accounts payable	13,139	1,939

Net cash used in operating activities	$(6,000)	$(12,000)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Proceeds from common stock issue	$24,000	$—
Proceeds from related party	25,099	9,800
Repayment of related party due	(24,793)	—
Net cash provided by financing activities	$24,306	$9,800

Net increase/(decrease) in cash	$18,306	$(2,200)

Cash at beginning of period	1,444	14,750

Cash at end of period	$19,750	$12,550

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2019

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at May 31, 2019 and for the related periods presented.

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

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

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

As of May 31,2019, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy-Five Million (75,000,000) shares of common stock with a par value of $0.001. Four million seven sixty thousand (4,760,000) shares of common stock were issued and outstanding as of May 2019. Three million eight hundred thousand (3,800,000) shares of common stock were issued and outstanding as of

November 30, 2018.

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

During the three months ended May 31, 2019, 960,000 shares were issued at $0.001 per share for a total cash proceed of $24,000.

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

On February 05, 2019, Company received $24,793 from Abotbol Gal, Secretary/President of the company as a loan and it was repaid on March 26, 2019. These loans were unsecured, noninterest bearing and due on demand.

As of May 31, 2019, and November 30, 2018, due to related party is $10,106 and $9,800 respectively.

NOTE E – CHECK RECEIVED AND NOT CLEARED

On May 5, 2019, received from an investor $1,000 towards 40,000 share issue and the amount was in clearing as on May 31, 2019.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after May 31, 2019 through January 18, 2021 and has determined that the following subsequent events are reported.

During the period after May 31, 2019 through January 18, 2021, Company issued 1,120,000 Common Shares to various individuals at $0.025 per share towards cash proceeds of $28,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of May 31, 2019, that appear elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Plan of Operation

Liquidity and Capital Resources

As of May 31, 2019, the company has $20,750 in total assets. These assets are in the form of restricted cash, in a trust account $19,750, and Check received and not cleared $1,000. As of May 31, 2019, the company has $ 23,245 in liabilities. These liabilities are in the form of due to related party $10,106 and accounts payable $13,139.

As of November 30, 2018, the company has $1,444 in total assets in the cash (trust account). As of November 30, 2018, the company has $9,800 in liabilities as due to related party. Accumulated deficit as of May 31, 2019 and November 30, 2018 is $(45,495) and $(27,356).

Net cash used in operating activities for the six months period ended May 31, 2019 and 2018 was (6,000) and $(12,000). Cash flows from financing activities for the six months period ended May 31, 2019 and 2018 was $24,306 and $9,800.

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs.

The Company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Results of Operations

Overview for the three months ended May 31, 2019 and 2018

Lack of Revenues

We have limited operational history. For the three months ended May 31, 2019 and 2018 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended May 31, 2019 and 2018 were $16,191 and $8,939. Operating expenses consisted of general and administration expenses $11,191, professional fees $5,000 for the three months ended May 31, 2019 and operating expenses consisted of general and administrative expenses $3,939 and professional fees $5,000 for the three months ended May 31, 2018.

Net Loss

During the three months ended May 31, 2019 and 2018 the Company recognized net losses of $16,191 and $8,939.

Overview for the six months ended May 31, 2019 and 2018

Lack of Revenues

We have limited operational history. For the six months ended May 31, 2019 and 2018 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the six months ended May 31, 2019 and 2018 were $18,139 and $16,189. Operating expenses consisted of general and administrative expenses totaled $13,139 and professional fees totaled $5,000 for the six months ended May 31,2019 and operating expenses consisted of general and administrative expenses totaled $3,939 and professional fees totaled $12,250 for the six months ended May 31,2018.

Net Loss

During the six months ended May 31,2019 and 2018 the Company recognized net losses of $18,139 and $16,189.

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

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. As of May 31, 2019 there were no share equivalents outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of May 31, 2018, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of a May 31, 2019, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of May 31, 2019, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended May 31, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

BestGofer Inc

Date: January 19, 2021	By: /s/ Gal Abotbol
Gal Abotbol, President/CEO/CFO and Principal Accounting Officer