Form 10-Q
period 2019-08-31
BestGofer Inc.
filed 2021-01-27
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as on January 25, 2021, is 5,880,000 shares.

BESTGOFER INC.

BESTGOFER INC.

PART I — FINANCIAL INFORMATION

BestGofer Inc.
CONDENSED BALANCE SHEETS
(Unaudited)

	August 31,	November 30,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash (trust account)	$32,350	$1,444
Prepaid Expenses	1,275	—
Total current assets	33,625	1,444
Total assets	$33,625	$1,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Due to related party	$10,106	$9,800
Total current liabilities	10,106	9,800
Total liabilities	$10,106	$9,800

Stockholders' equity (deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized,5,880,000 shares issued and outstanding as of August 31, 2019 and 3,800,000 shares issued and outstanding November 30, 2018 respectively	5,880	3,800
Additional paid-in capital	65,120	15,200
Accumulated deficit	(47,481)	(27,356)
Total stockholders’ equity (deficit)	23,519	(8,356)

Total liabilities and stockholders’ equity	$33,625	$1,444

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended August 31,	For the three months ended August 31,	For the nine months ended August 31,	For the nine months ended August 31,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Expenses
General and administration	1,986	1,986	15,125	5,925
Professional fees	—	2,750	5,000	15,000
Total expenses	1,986	4,736	20,125	20,925
Net (loss)	$(1,986)	$(4,736)	$(20,125)	$(20,925)
Basic and diluted loss per common share	$(0.000)	$(0.001)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	5,221,087	3,800,000	4,425,036	3,800,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the three and nine months ended August 31, 2018

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at May 31, 2018	3,800,000	$3,800	$15,200	$(18,189)	$811
Net loss for the three months period ended August 31, 2018	—	—	—	(4,736)	(4,736)
Balance at August 31, 2018	3,800,000	$3,800	$15,200	$(22,925)	$(3,925)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at November 30, 2017	3,800,000	$3,800	$15,200	$(2,000)	$17,000
Net loss for the nine months period ended August 31, 2018	—	—	—	(20,925)	(20,925)
Balance at August 31, 2018	3,800,000	$3,800	$15,200	$(22,925)	$(3,925)

BestGofer Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the three and nine months ended August 31, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at May 31, 2019	4,760,000	$4,760	$38,240	$(45,495)	$(2,495)
Common stock issued for cash	1,120,000	1,120	26,880	—	28,000
Net loss for the three months period ended August 31, 2019	—	—	—	(1,986)	(1,986)
Balance at August 31, 2019	5,880,000	$5,880	$65,120	$(47,481)	$23,519

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at November 30, 2018	3,800,000	$3,800	$15,200	$(27,356)	$(8,356)
Common stock issued for cash	2,080,000	2,080	49,920	—	52,000
Net loss for the nine months period ended August 31, 2019	—	—	—	(20,125)	(20,125)
Balance at August 31, 2019	5,880,000	$5,880	$65,120	$(47,481)	$23,519

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended August 31,	For the nine months ended August 31,
	2019	2018
Cash flow from operating activities
Net loss	$(20,125)	$(20,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	(1,275)	275
Net cash used in operating activities	$(21,400)	$(20,650)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Proceeds from common stock issue	52,000	—
Proceeds from related party	25,099	9,800
Repayment of related party due	(24,793)	—
Net cash provided by financing activities	$52,306	$9,800

Net increase/(decrease) in cash	30,906	(10,850)
Cash at beginning of period	1,444	14,750
Cash at end of period	$32,350	$3,900

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2019

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at August 31, 2019 and for the related periods presented.

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

As of August 31,2019, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized seventy five million (75,000,000) shares of common stock with a par value of $0.001. Five million eight hundred and eighty thousand (5,880,000) shares of common stock were issued and outstanding as of August 2019 and three million eight hundred thousand (3,800,000) shares of common stock were issued and outstanding as of November 30, 2018.

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

During the three months ended August 31, 2019, 1,120,000 shares were issued at $0.001 per share for a total cash proceed of $28,000.

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

As of August 31, 2019, and November 30, 2018, due to related party is $10,106 and $9,800 respectively.

NOTE E – PREPAID EXPENSES

During the period ended August 31, 2019, prepaid expenses of $1,275 accounted towards accounting and filing fees.

Prepaid expenses as of August 31, 2019 and November 30, 2018 is $1,275 and $0 respectively.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after August 31, 2019 through January 25, 2021. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended August 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of August 31, 2019, that appear elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Plan of Operation

Liquidity and Capital Resources

As of August 31, 2019, the company has $33,625 in total assets. These assets are in the form of restricted cash, in a trust account $32,350 and prepaid expenses $1,275, As of August 31, 2019 the company has $10,106 in liabilities. These liabilities are in the form of due to related party $10,106.

As of November 30, 2018, the company has $1,444 in total assets in the cash (trust account). As of November 30, 2018, the company has $9,800 in liabilities as due to related party. Accumulated deficit as of August 31, 2019 and November 30, 2018 is $(47,481) and $(27,356).

Net cash used in operating activities for the nine months period ended August 31, 2019 and 2018 was $(21,400) and $(20,650). Cash flows from financing activities for the nine months period ended August 31, 2019 and 2018 was $52,306 and $9,800.

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs.

The Company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Results of Operations

Overview for the three months ended August 31, 2019 and 2018

Lack of Revenues

We have limited operational history. For the three months ended August 31, 2019 and 2018 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended August 31, 2019 and 2018 were $1,986 and $4,736. Operating expenses consisted of general and administration expenses $1,986, professional fees $0 for the three months ended August 31, 2019 and operating expenses consisted of general and administrative expenses $1,986 and professional fees $2,750 for the three months ended August 31,2018.

Net Loss

During the three months ended August 31, 2019 and 2018 the Company recognized net losses of $1,986 and $4,736.

Overview for the nine months ended August 31, 2019 and 2018

Lack of Revenues

We have limited operational history. For the nine months ended August 31, 2019 and 2018 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the nine months ended August 31,2019 and 2018 were $20,125 and $20,925 Operating expenses consisted of general and administrative expenses $15,125 and professional fees $5,000 for the nine months ended August 31, 2019 and Operating expenses consisted of general and administrative expenses $5,925 and professional fees $15,000 for the nine months ended August 31,2018.

Net Loss

During the nine months ended August 31, 2019 and 2018 the Company recognized net losses of $20,125 and $20,925.

Our independent registered public accounting firm has expressed a going concern opinion which raises substantial doubts about our ability to continue as a going concern. Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenue of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

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

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. As of August 31, 2018, there were no share equivalents outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of May 31, 2018, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of a August 31, 2019, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of August 31, 2019, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the third quarter ended August 31, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

BestGofer Inc.

Date: January 27, 2021	By: /s/ Gal Abotbol
Gal Abotbol, President/CEO/CFO and Principal Accounting Officer