Form 10-Q/A
period 2019-05-31
BestGofer Inc.
filed 2021-03-18
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Robert Burnett, Esq.

Witherspoon Brajcich McPhee, PLLC

601 W. Main Avenue, Suite 714

Spokane, Washington 99201

Direct Line: (509) 252-5657

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

BestGofer Inc

Date: March 18, 2021	By: /s/ Gal Abotbol
Gal Abotbol, President/CEO/CFO and Principal Accounting Officer