Form 10-K
period 2019-11-30
BestGofer Inc.
filed 2021-12-02
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2019

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[ ]  YES      [ x]   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.[ ]  YES      [x]   No

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ YES [ ] NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: 0

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2021 is 5,880,000 shares.

BestGofer Inc.

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

PART I

Item 1. Business

Overview

BestGofer intends to focus on the delivery industry by providing consumers with the ability of having any desired retail item purchased on their behalf delivered directly to their door at any given time.

The Company plans on serving consumers through the convenience of a smart phone app by notifying local delivery staff (called ‘Gofers’) through an online communication system of a desired pick up or delivery request, such as groceries, business packages, personal items etc.

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

Items of delivery must meet our criteria: weight limit of 40 lbs per delivery, no prescription drugs, etc. Items of delivery must be accessible retail items. Prohibited items of purchase include: pornographic content, controlled substances (ie. drugs, marijuana etc.); eliveries over 40 lbs; orders exceeding the $400 limit; delivery of persons.  Gofers may exercise their right to refuse service should the item criteria not be met.

There are no specific privacy regulations that affect our, however credit card users have certain rights as defined in such statutes as the Fair Credit Billing Act of 1986 (FCBA). Under the FCBA, a customer can dispute charges and we may have to refund any payments if the credit card company agrees with the customer.

 Product and Services

BestGofer App:

Qualified consumers will be required to open an online account using the Gofer app on their smart phone, which will require details such as name, address, contact and credit card information.

Regulation of privacy will be enforced through our secured online platform where both consumers as well contracted drivers will set up their accounts. Credit cards will need to be valid. No payments will be accepted by the driver at any time during the delivery process. The credit cards will be charged upon completion of deliver via the Gofer platform. Drivers will be required to sign a liability waiver prior to contract commencement. Drivers will also be required to complete a criminal record check as well submit updated driving records.

Drivers will be independent contractors. Driver application forms can be completed online via website. Upon application approval, drivers will complete an employment contract and download the Gofer app where they can access their vendor profiles. Successful applicants will have passed the criminal record and driver-screening requirements as well provide proof of American citizenship or a worker visa.

Drivers will be recruited through websites targeting career opportunities. We plan to engage independent website construction contractors who will design, approve logarithms, individual page content and then test and approve the site launch. It is planned to launch the website during the fiscal year ending November 30, 2022.

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

BestGofer, Drivers:

An eligible Gofer driver will be required to pass a criminal record check, possess a valid drivers’ license, have access to a vehicle and good communications skills.

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

Item 4. Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

No public market currently exists for shares of our common stock. Our common stock not quoted and there have been no quotes of our common stock during the two most recent fiscal years and subsequent interim periods for which financial statements are included herein. Accordingly, there is no current quote price for the stock. The Company has no equity compensation plans and there are no shares of common stock issuable upon the exercise of outstanding options or warrants to purchase, or securities convertible into, common stock of the Company.

Holders

As of November 30, 2019, the Company had two (2) shareholders of record of its Common Stock

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information contained in this Annual Report on Form 10-K.

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in November 30, 2019 or 2018.

Comparison of the Years Ended November 30, 2019 and 2018

Lack of Revenues

We have limited operational history. During the year ended November 30, 2019 and 2018 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended November 30, 2019 and 2018 were $22,100 and 25,356 respectively. Operating expenses consisted of general and administrative expense $17,100 and professional fees of $5,000 for the year ended November 30, 2019. Operating expenses consisted of general and administrative expenses $8,556 and professional fees $16,800 for the year ended November 30, 2018.

Net Loss

During the year ended November 30, 2019 and 2018 the Company recognized net losses of $22,100 and $25,356, respectively.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

As of November 30, 2019, the Company has $32,350 in total assets. These assets are in the form of restricted cash (held in a trust account) $32,350. As of November 30, 2019, the Company has $ 10,806 in liabilities. These liabilities are in the form of due to related party $10,106 and accounts payable $700. Accumulated deficit as of November 30, 2019 is $(49,456).

As of November 30, 2018, the Company had $1,444 in total assets in the form of cash (held in a trust account). As of November 30, 2018, the Company had $9,800 in liabilities as due to related party. Accumulated deficit as of November 30, 2018 is $(27,356).

Cash flows from operating activities

Net cash used in operating activities for the year ended November 30, 2019 and 2018 is $(21,400) and $(23,106). The net cash used in operating activities was related to an increase in operating expenses.

Cash flows from financing activities

Net cash provided by financing activities for the year ended November 30, 2019 and 2018 was $52,306 and $9,800. The cash provided by financing activities was primarily due to shareholder loans and proceeds from issuance of shares of common stock.

The Company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Cash Requirements

We intend to fund for our activities, through revenues generated from operations (if any) and sales of the Company’s debt and/or equity securities and/or other available financing.

We have no agreement, commitment or understanding to secure any funding from any source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

NOVEMBER 30, 2019

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Audit Committee:

BestGopher, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BestGopher, Inc. as of November 30, 2020 and 2019 and the related statements of operations, changes in stockholders’ (deficit)/equity and cash flows for the periods then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audits of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note B to the financial statements, the Company has incurred losses each year from inception through November 30, 2020 and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

 Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios and forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

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

November 2, 2021

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

Seattle, Washington

November 8, 2019

BestGofer Inc.
CONDENSED BALANCE SHEETS

	November 30, 2019	November 30, 2018

ASSETS
Current assets
Cash (trust account)	$32,350	$1,444
Total current assets	32,350	1,444
Total assets	$32,350	$1,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable	700	-
Due to relatedparty	10,106	9,800
Total current liabilities	10,806	9,800
Total liabilities	10,806	9,800

Stockholders' equity (deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized,5,880,000 shares issued and outstanding as of November 30, 2019 and 3,800,000 shares issued and outstanding November 30, 2018 respectively	5,880	3,800
Additional paid-in capital	65,120	15,200
Accumulated deficit	(49,456)	(27,356)
Total stockholders’ equity (deficit)	21,544	(8,356)

Total liabilities and stockholders’ equity	$32,350	$1,444

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended November 30,	For the Year Ended November 30,
	2019	2018
Revenue	$-	$-
Expenses
General and administration	17,100	8,556
Professional fees	5,000	16,800
Total expenses	22,100	25,356
Net (loss)	$(22,100)	$(25,356)
Basic and diluted loss per common share	$(0.005)	$(0.007)
Weighted average number of common shares outstanding - basic and diluted	4,782,082	3,800,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended November 30, 2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance at November 30, 2017	3,800,000	$3,800	$15,200	$(2,000)	$17,000
Net loss for the period ended November 30, 2018	-	-	-	(25,356)	(25,356)
Balance at November 30, 2018	3,800,000	$3,800	$15,200	$(27,356)	$(8,356)

For the Year Ended November 30, 2019

Balance at November 30, 2018	3,800,000	$3,800	$15,200	$(27,356)	$(8,356)
Common stock issued for cash	2,080,000	2,080	49,920	-	52,000
Net loss for the year ended November 30, 2019	-	-	-	(22,100)	(22,100)
Balance at November 30, 2019	5,880,000	$5,880	$65,120	$(49,456)	$21,544

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENT OF CASH FLOWS

	For the Year Ended November 30,	For the Year Ended November 30,
	2019	2018
Cash flow from operating activities
Net (loss)	$(22,100)	$(25,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	-	2,250
Increase (decrease) in accounts payable	700	-
Net cash used in operating activities	$(21,400)	$(23,106)

Cash flows from investing activities	$-	$-

Cash flow from financing activities
Proceeds from common stock issue	52,000	-
Proceeds from related party	25,099	9,800
Repayment of related party due	(24,793)	-
Net cash provided by financing activities	$52,306	$9,800

Net increase/(decrease) in cash	30,906	(13,306)
Cash at beginning of period	1,444	14,750
Cash at end of period	$32,350	$1,444

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BESTGOFER, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at November 30, 2019 and for the related periods presented.

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

As of November 30, 2019, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001. Five million eight hundred and eighty thousand (5,880,000) shares of common stock were issued and outstanding as of November 30, 2019 and three million eight hundred thousand (3,800,000) shares of common stock were issued and outstanding as of November 30, 2018.

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

During the year ended November 30, 2019, 2,080,000 shares were issued at $0.001 per share for $52,000 in cash.

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

As of November 30, 2019, and November 30, 2018, due to related party is $10,106 and $9,800 respectively.

NOTE E – INCOME TAXES

For the year ended November 30, 2019, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $49,456 at November 30, 2019 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended November 30, 2019	For the year ended November 30, 2018

Income tax expense (benefit) at statutory rate	(4,641)	(5,325)
Change in valuation allowance	4,641	5,325
Income tax expense	-	-

Net deferred tax assets consist of the following components as of November 30, 2019 and 2018:

	November 30, 2019	November 30, 2018
Gross deferred tax asset	10,386	5,745
Valuation allowance	(10,386)	(5,745)
Net deferred tax asset	-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $49,456 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of November 30, 2019.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after November 30, 2019 through November 2, 2021. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the year ended November 30, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

As of December 31, 2019, Chief Executive Officer of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be not effective.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2019.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended November 30, 2019 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of November 30, 2019 , under the framework in Internal Control-Integrated Framework (2013), and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

Gal Abotbol,

Gal Abotbol is a self-employed web designer having maintained his business since 2011. With over 6 years’ experience, his accomplishments include the construction and design of many websites for various businesses across Israel, ranging from independent contractors to multi-million dollar corporations.

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

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

Summary Compensation Table

			(a)	(b)	(c)
Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total Compensation
Levi Yehuda, COO	2019	$0	$0	$0	$0	$0
Gal Abotbol, CEO	2019	$0	$0	$0	$0	$0
Levi Yehuda, COO	2018	$0	$0	$0	$0	$0
Gal Abotbol, CEO	2018	$0	$0	$0	$0	$0

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

PRINCIPAL STOCKHOLDERS

5% and greater shareholders’ beneficial ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Levi Yehuda	1,900,000 shares	32%
Common	Gal Abotbol	1,900,000 shares	32%

Management beneficial ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Levi Yehuda	1,900,000 shares	32%
Common	Gal Abotbol	1,900,000 shares	32%

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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended November 30, 2019 and November 30, 2018 were as follows:

	November 30, 2019	November 30, 2018
Audit Fees and Audit Related Fees: - Michael Gillespie & Associates, PLLC	$5,000	$6,800
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$5,000	$6,800

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

Certification of Chief Finance Officer of BestGofer Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

BestGofer Inc.

By: /S/ Mohammad Hasan Hamed	Date: December 2, 2021
Mohammad Hasan Hamed
President/CEO/CFO and
Principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mohammad Hasan Hamed	President/CEO/CFO and Principal accounting officer	December 2, 2021