Form 10-K
period 2020-11-30
BestGofer Inc.
filed 2021-12-03
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2020

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

Number of Total Employees and Number of Full Time Employees

We currently have one employee, Mohammed Hasan Hamed, who is responsible for our general strategy, finances and customer relations. We intend to hire additional staff if and when we generate enough revenue to support the expense. The number of additional staff will depend upon our growth.

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

Holders

As of November 30, 2020, the Company had two (2) shareholders of record of its Common Stock

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in November 30, 2020 or 2019.

Comparison of the Years Ended November 30, 2020 and 2019

Lack of Revenues

We have limited operational history. During the year ended November 30, 2020 and 2019 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended November 30, 2020 and 2019 were $13,500 and 22,100 respectively. Operating expenses consisted of general and administrative expense $7,900 and professional fees of $5,600 for the year ended November 30, 2020. Operating expenses consisted of general and administrative expenses $17,100 and professional fees $5,000 for the year ended November 30, 2019.

Net Loss

During the year ended November 30, 2020 and 2019 the Company recognized net losses of $13,500 and $22,100 respectively.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

As of November 30, 2020, the Company has $26,750 in total assets in the form of cash (held in a trust account). As of November 30, 2020, the Company has $ 8,600 in liabilities as accounts payable $8,600 and due to related party $0. Accumulated deficit as of November 30, 2020 is $(62,956).

As of November 30, 2019, the Company had $32,350 in total assets in the form of cash (held in a trust account). As of November 30, 2019, the Company had $10,806 in liabilities as accounts payable $700 and due to related party $10,106. Accumulated deficit as of November 30, 2019 was $(49,456).

Cash flows from operating activities

Net cash used in operating activities for the year ended November 30, 2020 and 2019 is $(5,600) and $(21,400). The net cash used in operating activities was related to an increase in operating expenses.

Cash flows from financing activities

Net cash provided by financing activities for the year ended November 30, 2020 and 2019 was $0 and $52,306. The cash provided by financing activities was primarily due to shareholder loans and proceeds from issuance of shares of common stock.

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

NOVEMBER 30, 2020

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

Seattle, Washington

November 2, 2021

BestGofer Inc.
CONDENSED BALANCE SHEETS

	November 30, 2020	November 30, 2019

ASSETS
Current assets
Cash (trust account)	$26,750	$32,350
Total current assets	26,750	32,350
Total assets	$26,750	$32,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	8,600	700
Due to related party	-	10,106
Total current liabilities	8,600	10,806

Stockholders' equity (deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized,5,880,000 shares issued and outstanding as of November 30, 2020 and November 30, 2019 respectively	5,880	5,880
Additional paid-in capital	75,226	65,120
Accumulated deficit	(62,956)	(49,456)
Total stockholders’ equity	18,150	21,544

Total liabilities and stockholders’ equity	$26,750	$32,350

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF OPERATIONS

	For the year ended November 30, 2020	For the year ended November 30, 2019

Revenue	$-	$-
Expenses
General and administration	7,900	17,100
Professional fees	5,600	5,000
Total expenses	13,500	22,100
Net loss	$(13,500)	$(22,100)
Basic and diluted loss per common share	$(0.002)	$(0.005)
Weighted average number of common shares outstanding - basic and diluted	5,880,000	4,782,082

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the year ended November 30, 2019

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at November 30, 2018	3,800,000	$3,800	$15,200	$(27,356)	$(8,356)
Common stock issued for cash	2,080,000	2,080	49,920	-	52,000
Net loss for the year ended November 30, 2019	-	-	-	(22,100)	(22,100)
Balance at November 30, 2019	5,880,000	$5,880	$65,120	$(49,456)	$21,544

For the year ended November 30, 2020

Balance at November 30, 2019	5,880,000	$5,880	$65,120	$(49,456)	$21,544
Debt forgiveness of Related party debt	-	-	10,106	-	10,106
Net loss for the year ended November 30, 2020	-	-	-	(13,500)	(13,500)
Balance at November 30, 2020	5,880,000	$5,880	$75,226	$(62,956)	$18,150

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENT OF CASH FLOWS

	For the year ended November 30, 2020	For the year ended November 30, 2019

Cash flow from operating activities
Net loss	$(13,500)	$(22,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
(Increase) decrease in accounts payable	7,900	700
Net cash used in operating activities	$(5,600)	$(21,400)

Cash flows from investing activities	$-	$-

Cash flow from financing activities
Proceeds from common stock issue	-	52,000
Proceeds from related party debt	-	25,099
Repayment of related party due	-	(24,793)
Net cash provided by financing activities	$-	$52,306

Net increase/(decrease) in cash	(5,600)	30,906
Cash at beginning of period	32,350	1,444
Cash at end of period	$26,750	$32,350

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Debt forgiven by related party	$10,106	$-

The accompanying notes are an integral part of these financial statements.

BESTGOFER, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at November 30, 2020 and for the related periods presented.

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

As of November 30, 2020, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001. Five million eight hundred and eighty thousand (5,880,000) shares of common stock were issued and outstanding as of November 30, 2020.

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

As on November 30, 2020 and November 30, 2019, 5,880,000 shares were issued and outstanding.

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

On August 20,2020, Abotbol Gal has forgiven his Related party debt of $10,106.

As of November 30, 2020, and November 30, 2019, due to related party is $0 and $10,106 respectively.

NOTE E – INCOME TAXES

For the year ended November 30, 2020, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $62,956 at November 30, 2020 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended November 30, 2020	For the year ended November 30, 2019

Income tax expense (benefit) at statutory rate	(2,835)	(4,641)
Change in valuation allowance	2,835	4,641
Income tax expense	-	-

Net deferred tax assets consist of the following components as of November 30, 2020 and 2019:

	November 30, 2020	November 30, 2019
Gross deferred tax asset	13,221	10,386
Valuation allowance	(13,221)	(10,386)
Net deferred tax asset	-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $62,956 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of November 30, 2020.

NOTE F – SUBSEQUENT EVENT

 The Company evaluated all events or transactions that occurred after November 30, 2020 through November 2, 2021. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the year ended November 30, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

As of December 31, 2020, Chief Executive Officer of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be not effective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2020.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended November 30, 2020 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Offices and Corporate Governance

The name, age and title of our executive officer and director is as follows:

Officer and/or Director	Title
Mohammad Hasan Hamed	President/CEO/CFO and principal accounting officer.

Executive Biography

The following is a summary of the experience and background of our executive officer and director.

Mohammad Hasan Hamed, Pres, Sec, Treas, Dir, CEO, CFO

Mohammad Hasan Hamed is the owner of moving company named “Star moving” established in 2011 in Jerusalem. For the last 9 years, the company offers comprehensive home and business relocation and packing services. His company move apartments, condominiums, homes, businesses, and everything in between. The company provide service across the country. In 2013 Mohammad took a few business and managing courses at university of Jerusalem.

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

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

Summary Compensation Table

			(a)	(b)	(c)
Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total Compensation
Levi Yehuda, COO	2020	$0	$0	$0	$0	$0
Gal Abotbol, CEO	2020	$0	$0	$0	$0	$0
Mohammad Hasan Hamed, CEO	2020	$0	$0	$0	$0	$0
Levi Yehuda, COO	2019	$0	$0	$0	$0	$0
Gal Abotbol, CEO	2019	$0	$0	$0	$0	$0

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

PRINCIPAL STOCKHOLDERS

5% and greater shareholders’ beneficial ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Mohammad Hasan Hamed	3,800,000 shares	64%

Management beneficial ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Mohammad Hasan Hamed	3,800,000 shares	64%

 Item 13. Certain Relationships and Related Transactions, and Director Independence

On September 7, 2017, 1,900,000 shares of BestGofer’s common stock were issued to Gal Abotbol and Levi Yehuda each, officers and directors of the Company, at the price of $0.005 per share (a total of 3,800,000 shares of common stock and $19,000). On August 21 2020 both sold 100% of their shares to Mohammad Hasan Hamed

Mr. Abotbol and Mr. Yehuda are our founders and therefore may be considered promoters, as that term is defined in Rule 405 of Regulation C.

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended November 30, 2019 and November 30, 2018 were as follows:

	November 30, 2020	November 30, 2019
Audit Fees and Audit Related Fees: - Michael Gillespie & Associates, PLLC	$5,600	$5,000
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$5,600	$5,000

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