Form 10-K
period 2021-11-30
BestGofer Inc.
filed 2022-02-08
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 3, 2022 is 5,880,000 shares.

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

 Description of Business

Product and Services

BestGofer App:

Qualified consumers will be required to open an online account using the Gofer app on their smart phone, which will require details such as name, address, contact and credit card information.

Regulation of privacy will be enforced through our secured online platform where both consumers as well contracted drivers will set up their accounts. Credit cards will need to be valid. No payments will be accepted by the driver at any time during the delivery process. The credit cards will be charged upon completion of delivery via the Gofer platform. Drivers will be required to sign a liability waiver prior to contract commencement. Drivers will also be required to complete a criminal background check as well submit updated driving records.

Drivers will be independent contractors. Driver application forms can be completed online via website. Upon application approval, drivers will complete an employment contract and download the Gofer app where they can access their vendor profiles. Successful applicants will have passed the criminal background check and driver-screening requirements as well provide proof of American citizenship or a worker visa.

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

BestGofer, Drivers:

An eligible Gofer driver will be required to pass a criminal background check, possess a valid drivers’ license, have access to a vehicle and good communications skills.

Once the eligible driver has met Company standards, they will be required to choose their desired city in which to operate. BestGofer will provide maps to each driver for their designated city, in which drivers will be responsible for learning the whereabouts of each retail, restaurant and service location. This will facilitate quicker deliveries.

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

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world and as a result of the outbreak, many companies have experienced disruptions in their operations and in markets served.

The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on business operations and financial results of the Company, including the timing and ability of the Company to operate, collect accounts receivable and retain drivers.

We will not utilize employees as drivers nor will we have a centralized location where our drivers will congregate or our customers will shop. Those factors mitigate against the negative effects of COVID-19 on our operations.

Although not having a physical “brick and mortar” retail site mitigates against the effects of COVID-19 on our operations, the previous and any current or future government issued “stay at home” orders, and the previous and any current or future restrictions on physical movement may have negative impacts our operations and ability to generate revenues from operations which would have a materially negative effect on our business.

If we are unable to generate sufficient revenues from operations to grow our business, or even sustain operations, we will be forced to rely on raising capital through debt and/or equity financing. There are no guarantees we will be able to raise additional capital through debt and/or equity.

Market Analysis

Marketing:

BestGofer seeks online marketing strategies by means of social media exclusively, using the following apps:

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

Item 4. Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

No public market currently exists for shares of our common stock. Our Common Stock not quoted and there have been no quotes of our Common Stock during the two most recent fiscal years and subsequent interim periods for which financial statements are included herein. Accordingly, there is no current quote price for our Common Stock. The Company has no equity compensation plans and there are no shares of common stock issuable upon the exercise of outstanding options or warrants to purchase, or securities convertible into, common stock of the Company.

Holders

As of November 30, 2021, the Company had thirty-one (31) shareholders of record of its Common Stock

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

Going Concern

The future of our Company is dependent upon its ability to obtain financing and upon future profitable operations from the sale of products and services through our websites. Management has plans to seek additional capital through additional issuances of its securities, if necessary. Our auditors have expressed a going concern opinion which raises substantial doubts about the Issuers ability to continue as a going concern.

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in November 30, 2021 or 2020.

Comparison of the Years Ended November 30, 2021 and 2020

Lack of Revenues

We have limited operational history. During the year ended November 30, 2021 and 2020 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended November 30, 2021 and 2020 were $7,294 and $13,500 respectively. Operating expenses consisted of general and administrative expense $1,794 and professional fees of $5,500 for the year ended November 30, 2021. Operating expenses consisted of general and administrative expense $7,900 and professional fees of $5,600 for the year ended November 30, 2020.

Net Loss

During the year ended November 30, 2021 and 2020 the Company recognized net losses of $7,294 and $13,500 respectively.

Liquidity and Capital Resources

Our capital resources have been obtained through the sale of shares of our Common Stock and loans from shareholders and third parties.

As of November 30, 2021, the Company has $19,456 in total assets in the form of cash (held in a trust account) $16,250 and advances $3,206. As of November 30, 2021, the Company has $ 8,600 in liabilities as accounts payable $8,600 and due to related party $0. Accumulated deficit as of November 30, 2021 is $(70,419).

As of November 30, 2020, the Company has $26,750 in total assets in the form of cash (held in a trust account). As of November 30, 2020, the Company has $ 8,600 in liabilities as accounts payable $8,600 and due to related party $0. Accumulated deficit as of November 30, 2020 is $(62,956).

Cash flows from operating activities

Net cash used in operating activities for the year ended November 30, 2021 and 2020 is $(10,500) and $(5,600). The net cash used in operating activities was related to an increase in operating expenses.

Cash flows from financing activities

Net cash provided by financing activities for the year ended November 30, 2021 and 2020 was $0 and $0. The cash provided by financing activities was primarily due to shareholder loans and proceeds from issuance of shares of Common Stock.

The Company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Cash Requirements

We intend to obtain any needed funding for our activities through offerings of the Company’s debt and/or equity securities.

We have no agreement, commitment or understanding to secure any funding from any source.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

BestGofer has never been in bankruptcy or receivership.

Office

BestGofer will maintain an executive office at 24 Hagai, Dimona 80600, Israel, 03-9117987. All marketing, sales and customer support will be managed from this office.The telephone number is (801)-243-5661.

BestGofer is not operating its business plan until such time as capital is raised for operations. To date its operation has involved only selling stock to meet expenses.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data.

BestGofer Inc.

TABLE OF CONTENTS

NOVEMBER 30, 2021

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Audit Committee:

BestGofer, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BestGofer, Inc. as of November 30, 2021 and 2020 and the related statements of operations, changes in stockholders’ (deficit)/equity and cash flows for the periods then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

As described further in Note B to the financial statements, the Company has incurred losses each year from inception through November 30, 2021 and expects to incur additional losses in the future.

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

Seattle, Washington

January 20, 2022

BestGofer Inc.
CONDENSED BALANCE SHEETS

	November 30, 2021	November 30, 2020

ASSETS
Current assets
Cash (trust account)	$16,250	$26,750
Advances	3,206	-
Total current assets	19,456	26,750
Total assets	$19,456	$26,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	8,600	8,600
Total current liabilities	8,600	8,600

Stockholders' equity (deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,880,000 shares issued and outstanding as of November 30, 2021 and November 30, 2020 respectively	5,880	5,880
Additional paid-in capital	75,226	75,226
Accumulated deficit	(70,250)	(62,956)
Total stockholders’ equity	10,856	18,150

Total liabilities and stockholders’ equity	$19,456	$26,750

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF OPERATIONS

	For the year ended November 30, 2021	For the year ended November 30, 2020

Revenue	$-	$-
Expenses
General and administration	1,794	7,900
Professional fees	5,500	5,600
Total expenses	7,294	13,500
Net loss	$(7,294)	$(13,500)
Basic and diluted loss per common share	$(0.001)	$(0.002)
Weighted average number of common shares outstanding - basic and diluted	5,880,000	5,880,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the year ended November 30, 2020

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at November 30, 2019	5,880,000	$5,880	$65,120	$(49,456)	$21,544
Debt forgiveness of Related party debt	-	-	10,106	-	10,106
Net loss for the year ended November 30, 2020	-	-	-	(13,500)	(13,500)
Balance at November 30, 2020	5,880,000	$5,880	$75,226	$(62,956)	$18,150

For the year ended November 30, 2021

Balance at November 30, 2020	5,880,000	$5,880	$75,226	$(62,956)	$18,150
Net loss for the year ended November 30, 2021	-	-	-	(7,294)	(7,294)
Balance at November 30, 2021	5,880,000	$5,880	$75,226	$(70,250)	$10,856

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENT OF CASH FLOWS

	For the year ended November 30, 2021	For the year ended November 30, 2020

Cash flow from operating activities
Net loss	$(7,294)	$(13,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
(Increase) decrease in accounts payable	-	7,900
(Increase) decrease in advances	(3,206)	-
Net cash used in operating activities	$(10,500)	$(5,600)

Cash flows from investing activities	$-	$-

Cash flow from financing activities	$-	$-

Net increase/(decrease) in cash	(10,500)	(5,600)
Cash at beginning of period	26,750	32,350
Cash at end of period	$16,250	$26,750

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non - Cash Financing and Investing activities:
Debt forgiven by related party	$-	$10,106

The accompanying notes are an integral part of these financial statements.

BESTGOFER, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at November 30, 2021 and for the related periods presented.

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

As of November 30, 2021, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of Common Stock with a par value of $0.001. Five million eight hundred and eighty thousand (5,880,000) shares of Common Stock were issued and outstanding as of November 30, 2021.

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

During the year ended November 30, 2019, 2,080,000 restricted Common shares were issued at $0.001 per share for $52,000 in cash.

As on November 30, 2021 and November 30, 2020, 5,880,000 Common shares were issued and outstanding.

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

On August 20,2020, Abotbol Gal  forgave his related party debt of $10,106.

As of November 30, 2021, and November 30, 2020, due to related party is $0 and $0 respectively.

NOTE E – INCOME TAXES

For the year ended November 30, 2021, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $70,250 at November 30, 2021 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended November 30, 2021	For the year ended November 30, 2020

Income tax expense (benefit) at statutory rate	(1,532)	(2,835)
Change in valuation allowance	1,532	2,835
Income tax expense	-	-

Net deferred tax assets consist of the following components as of November 30, 2021 and 2020:

	November 30, 2021	November 30, 2020
Gross deferred tax asset	14,753	13,221
Valuation allowance	(14,753)	(13,221)
Net deferred tax asset	-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $70,250 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of November 30, 2021.

NOTE F – SUBSEQUENT EVENT

 The Company evaluated all events or transactions that occurred after November 30, 2021 through January 20, 2022. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended November 30, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

As of November 30, 2021, Chief Executive Officer of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be not effective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2021.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended November 30, 2021 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of November 30, 2021, under the framework in Internal Control-Integrated Framework (2013), and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board will be determined from time to time by our Board of Directors (the “Board”) based upon the amount of time expended by each of the directors on our behalf. Currently, executive officers of our Company who are also members of the board of directors do not receive any compensation specifically for their services as directors.

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

Code of Ethics

We have not adopted a code of ethics that applies to our officer, director and employee. Our Board evaluated the business of our Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or our directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Item 11. Executive Compensation

We have not entered into an employment agreement with any person. We have no plans to compensate our executive officers in the foreseeable future.

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

Summary Compensation Table

			(a)	(b)	(c)
Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total Compensation
Levi Yehuda, COO	2021	$0	$0	$0	$0	$0
Gal Abotbol, CEO	2021	$0	$0	$0	$0	$0
Mohammad Hasan Hamed, CEO	2021	$0	$0	$0	$0	$0
Levi Yehuda, COO	2020	$0	$0	$0	$0	$0
Gal Abotbol, CEO	2020	$0	$0	$0	$0	$0
Mohammad Hasan Hamed, CEO	2020	$0	$0	$0	$0	$0

Our Board determines the compensation given to our executive officers in their sole determination. Our Board reserves the right to pay our executive or any future executives a salary, and/or issue them shares of our Common Stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board has not granted any performance-based stock options to date, our Board reserves the right to grant such options in the future, if our Board, in its sole determination believes such grants would be in the best interest of our Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this filing, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. As of November 30, 2021 there were 5,800,000 shares of our Common Stock issued and outstanding.

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

 Item 13. Certain Relationships and Related Transactions, and Director Independence

On September 7, 2017, 1,900,000 shares of BestGofer’s common stock were issued to Gal Abotbol and Levi Yehuda each were then officers and directors of the Company, at the price of $0.005 per share (a total of 3,800,000 shares of Common Stock and $19,000). On August 21 2020 both sold 100% of their shares to Mohammad Hasan Hamed.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the officer of the Company to use at no charge.

There have been no additional transactions since the beginning of the Company’s last fiscal year, nor any proposed transactions, in which the Company was or is to be a participant that are required to be disclosed under Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended November 30, 2021 and November 30, 2020 were as follows:

	November 30, 2021	November 30, 2020
Audit Fees and Audit Related Fees: - Michael Gillespie & Associates, PLLC	$5,500	$5,600
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$5,500	$5,600

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

BestGofer Inc.

By: /S/ Mohammad Hasan Hamed	Date: February 8, 2022
Mohammad Hasan Hamed
President/CEO/CFO and
Principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mohammad Hasan Hamed	President/CEO/CFO, Principal Executive Officer and Principal Accounting Officer	February 8, 2022