Form 10-Q
period 2021-08-31
BestGofer Inc.
filed 2022-07-06
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer Emerging growth company	[ ] ☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as on July 1, 2022 is 5,880,000 shares.

BESTGOFER INC.

BESTGOFER INC.

PART I — FINANCIAL INFORMATION

BestGofer Inc.
CONDENSED BALANCE SHEETS

	August 31, 2021	November 30, 2020
	(Unaudited)

ASSETS
Current assets
Cash (trust account)	$26,750	$26,750
Total current assets	26,750	26,750
Total assets	$26,750	$26,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	8,600	8,600
Total current liabilities	8,600	8,600

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized,5,880,000 shares issued and outstanding as of August 31, 2021 and November 30, 2020 respectively	5,880	5,880
Additional paid-in capital	75,226	75,226
Accumulated deficit	(62,956)	(62,956)
Total stockholders’ equity	18,150	18,150

Total liabilities and stockholders’ equity	$26,750	$26,750

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended August 31, 2021	For the three months ended August 31, 2020	For the nine months ended August 31, 2021	For the nine months ended August 31, 2020

Revenue	$-	$-	$-	$-
Expenses
General and administration	-	1,986	-	5,936
Professional fees	-	-	-	1,850
Total expenses	-	1,986	-	7,786
Net loss	$-	$(1,986)	$-	$(7,786)
Basic and diluted loss per common share	$0.000	$(0.000)	$0.000	$(0.001)
Weighted average number of common shares outstanding - basic and diluted	5,880,000	5,880,000	5,880,000	5,880,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the three and nine months ended August 31, 2020

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at November 30, 2019	5,880,000	$5,880	$65,120	$(49,456)	$21,544
Net loss	-	-	-	(3,814)	(3,814)
Balance at February 29, 2020	5,880,000	$5,880	$65,120	$(53,270)	$17,730

Balance at March 1, 2020	5,880,000	$5,880	$65,120	$(53,270)	$17,730
Net loss	-	-	-	(1,986)	(1,986)
Balance at May 31, 2020	5,880,000	$5,880	$65,120	$(55,256)	$15,744

Balance at June 1, 2020	5,880,000	$5,880	$65,120	$(55,256)	$15,744
Net loss	-	-	-	(1,986)	(1,986)
Balance at August 31, 2020	5,880,000	$5,880	$65,120	$(57,242)	$13,758

For the three and nine months ended August 31, 2021
Balance at November 30, 2020	5,880,000	$5,880	$75,226	$(62,956)	$18,150
Net loss	-	-	-	-	-
Balance at February 28, 2021	5,880,000	$5,880	$75,226	$(62,956)	$18,150

Balance at March 1, 2021	5,880,000	$5,880	$75,226	$(62,956)	$18,150
Net loss	-	-	-	-	-
Balance at May 31, 2021	5,880,000	$5,880	$75,226	$(62,956)	$18,150

Balance at June 1, 2021	5,880,000	$5,880	$75,226	$(62,956)	$18,150
Net loss	-	-	-	-	-
Balance at August 31, 2021	5,880,000	$5,880	$75,226	$(62,956)	$18,150

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended August 31, 2021	For the nine months ended August 31, 2020

Cash flow from operating activities
Net loss	$-	$(7,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable	-	5,936
Net cash used in operating activities	$-	$(1,850)

Cash flows from investing activities	$-	$-

Cash flow from financing activities
Net cash provided by financing activities	$-	$-

Net increase/(decrease) in cash	-	(1,850)
Cash at beginning of period	26,750	32,350
Cash at end of period	$26,750	$30,500

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BESTGOFER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2021

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

Basis of Presentation

The results for the nine months ended August 31, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended November 30, 2021, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2021 and for the related periods presented.

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

As of August 31, 2021, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001. Five million eight hundred and eighty thousand (5,880,000) shares of common stock were issued and outstanding as of August 31, 2021 and November 30, 2020.

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

As on August 31, 2021 and November 30, 2020, 5,880,000 shares were issued and outstanding, respectively.

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

On November 20, 2020, Abotbol Gal has forgiven his Related party debt $10,106.

As of August 31, 2021, and November 30, 2020, due to related party is $0 and $0 respectively.

NOTE E – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after August 31, 2021 through July 1, 2022 and identified the below transactions as subsequent event requiring recording or disclosure in the financial statements for the period ended August 31, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of August 31, 2021, that appear elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Plan of Operation

Liquidity and Capital Resources

As of August 31, 2021, the company has $26,750 in total assets. These assets are in the form of restricted cash, in a trust account $26,750, As of August 31, 2021 the company has $8,600 in liabilities. These liabilities are in the form of due to related party $0 and accounts payable $8,600.

As of November 30, 2020, the company has $26,750 in total assets in the cash (trust account). As of November 30, 2019, the company has $8,600 in liabilities. These liabilities are in the form of due to related party $0 and accounts payable $8,600. Accumulated deficit as of August 31, 2021 and November 30, 2020 is $(62,956) and $(62,956), respectively.

Net cash used in operating activities for the nine months period ended August 31, 2021 and 2020 was $0 and $(1,850). Cash flows from financing activities for the nine months period ended August 31, 2021 and 2020 was $0 and $0.

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs.

The Company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Results of Operations

Overview for the three months ended August 31, 2021 and 2020

Lack of Revenues

We have limited operational history. For the three months ended August 31, 2021 and 2020 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended August 31, 2021 and 2020 were $0 and $1,986. Operating expenses consisted of general and administration expenses $0 and professional fees $0 for the three months ended August 31, 2021 and operating expenses consisted of general and administrative expenses $5,936 and professional fees $1,850 for the three months ended August 31, 2020.

Net Loss

During the three months ended August 31, 2021 and 2020 the Company recognized net losses of $0 and $1,986, respectively.

Overview for the nine months ended August 31, 2021 and 2020

Lack of Revenues

We have limited operational history. For the nine months ended August 31, 2021 and 2020 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the nine months ended August 31, 2021 and 2020 were $0 and $7,786. Operating expenses consisted of general and administration expenses $0 and professional fees $0 for the nine months ended August 31, 2021 and operating expenses consisted of general and administrative expenses $5,936 and professional fees $1,850 for the nine months ended August 31, 2020.

Net Loss

During the nine months ended August 31, 2021 and 2020 the Company recognized net losses of $0 and $7,786, respectively.

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

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. As of August 31, 2021, there were no share equivalents outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of August 31, 2021, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of a August 31, 2021, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of August 31, 2021, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended August 31, 2021 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

BestGofer Inc.

Date: July 6, 2022	By: /s/ Mohammad Hasan Hamed
Mohammad Hasan Hamed, President/CEO/CFO and Principal Accounting Officer