Form 10-Q/A
period 2022-02-28
BestGofer Inc.
filed 2023-02-22
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as on January 27, 2023, is 5,880,000 shares.

BESTGOFER INC.

BESTGOFER INC.

PART I — FINANCIAL INFORMATION

BestGofer Inc.
CONDENSED BALANCE SHEETS

	February 28, 2022 (Restated)	November 30, 2021
	(Unaudited)

ASSETS
Current assets
Cash (trust account)	$-	$16,250
Advances	-	3,206
Prepaid expenses	17,500	-
Total current assets	17,500	19,456
Total assets	$17,500	$19,456

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	15,048	8,600
Due to related party	4,500	-
Total current liabilities	19,548	8,600

Stockholders' equity (deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized,5,880,000 shares issued and outstanding as of February 28, 2022 and November 30, 2021 respectively	5,880	5,880
Additional paid-in capital	75,226	75,226
Accumulated deficit	(83,154)	(70,250)
Total stockholders’ equity	(2,048)	10,856

Total liabilities and stockholders’ equity	$17,500	$19,456

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended February 28, 2022 (Restated)	For the three months ended February 28, 2021

Revenue	$-	$-
Expenses
General and administration	5,421	-
Professional fees	7,483	-
Total expenses	12,904	-
Net loss	$(12,904)	$-
Basic and diluted loss per common share	$(0.002)	$0.000
Weighted average number of common shares outstanding - basic and diluted	5,880,000	5,880,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the three months ended February 28, 2021
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at November 30, 2020	5,880,000	$5,880	$75,226	$(62,956)	$18,150
Net loss for the period ended February 28, 2021	-	-	-	-	-
Balance at February 28, 2021	5,880,000	$5,880	$75,226	$(62,956)	$18,150

For the three months ended February 28, 2022

Balance at November 30, 2021	5,880,000	$5,880	$75,226	$(70,250)	$10,856
Net loss for the period ended February 28, 2022 (Restated)	-	-	-	(12,904)	(12,904)
Balance at February 28, 2022 (Restated)	5,880,000	$5,880	$75,226	$(83,154)	$(2,048)

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended February 28, 2022 (Restated)	For the three months ended February 28, 2021

Cash flow from operating activities
Net loss	$(12,904)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
(Increase) decrease in accounts payable	6,448	-
(Increase) decrease in advances	3,206	-
(Increase) decrease in prepaid expenses	(17,500)	-
Net cash used in operating activities	$(20,750)	$-

Cash flows from investing activities	$-	$-

Cash flow from financing activities
Proceeds from related party	4,500	-
Net cash used in financing activities	$4,500	$-

Net increase/(decrease) in cash	(16,250)	-
Cash at beginning of period	16,250	26,750
Cash at end of period	$-	$26,750

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
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

NOTE E – RESTATEMENT

The following are previously recorded and restated balances as of February 28, 2022.

BestGofer Inc.
Restated Balance Sheet
(Unaudited)

	February 28, 2022	February 28, 2022	February 28, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

ASSETS
Current assets
Cash (trust account)	$-	$-	$-
Advances	-	-	-
Prepaid expenses	17,500	-	17,500
Total current assets	17,500	-	17,500
Total assets	$17,500	$-	$17,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	10,641	4,407	15,048
Due to related party	4,500	-	4,500
Total current liabilities	15,141	4,407	19,548

Stockholders' equity (deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized,5,880,000 shares issued and outstanding as of February 28, 2022 respectively	5,880	-	5,880
Additional paid-in capital	75,226	-	75,226
Accumulated deficit	(78,747)	(4,407)	(83,154)
Total stockholders’ equity	2,359	(4,407)	(2,048)

Total liabilities and stockholders’ equity	$17,500	$-	$17,500

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
Restated Statement of Operations
(Unaudited)

	For the three months ended February 28, 2022	For the three months ended February 28, 2022	For the three months ended February 28, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

Revenue	$-	$-	$-

Expenses
General and administration	5,247	174	5,421
Professional fees	3,250	4,233	7,483
Total expenses	8,497	4,407	12,904

Net loss	$(8,497)	$(4,407)	$(12,904)

Basic and diluted loss per common share	$(0.001)	$(0.001)	$(0.002)
Weighted average number of common shares outstanding – basic and diluted	5,880,000	5,880,000	5,880,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
Restated Statement of Cash Flows
(Unaudited)

	For the three months ended February 28, 2022	For the three months ended February 28, 2022	For the three months ended February 28, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Cash flow from operating activities:
Net Loss	$(8,497)	$(4,407)	$(12,904)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in accounts payable	2,041	4,407	6,448
(Increase) decrease in advances	3,206	-	3,206
(Increase) decrease in prepaid expenses	(17,500)	-	(17,500)
Net cash used in operating activities	$(20,750)	$-	$(20,750)

Cash flow from financing activities:
Proceeds from related party	4,500	-	4,500
Net cash used in financing activities	$4,500	$-	$4,500

Net increase/(decrease) in cash	(16,250)	-	(16,250)
Cash at beginning of period	16,250	-	16,250
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after February 28, 2022 through January 27, 2023 and determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended February 28, 2022.

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

Plan of Operation

Liquidity and Capital Resources

As of February 28, 2022, the company has $17,500 in total assets. These assets are in the form of prepaid expenses $17,500, As of February 28, 2022, the company has $19,548 in liabilities. These liabilities are in the form of due to related party $4,500 and accounts payable $15,048.

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

Operating Expenses

The Company’s operating expenses for the three months ended February 28, 2022 and 2021 were $12,904 and $0. Operating expenses consisted of general and administration expenses $5,421 and professional fees $7,483 for the three months ended February 28, 2022 and operating expenses consisted of general and administrative expenses $0 and professional fees $0 for the three months ended February 28, 2021.

Net Loss

During the three months ended February 28, 2022 and 2021 the Company recognized net losses of $12,904 and $0, respectively.

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

BestGofer Inc.

Date: February 22, 2023	By: /s/ Mohammad Hasan Hamed
Mohammad Hasan Hamed, President/CEO/CFO and Principal Accounting Officer