Form 10-Q/A
period 2022-05-31
BestGofer Inc.
filed 2023-02-22
CIK 1722556

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

( Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as on February 15, 2023 is 5,880,000 shares.

BESTGOFER INC.

BESTGOFER INC.

PART I — FINANCIAL INFORMATION

BestGofer Inc.
CONDENSED BALANCE SHEETS

	May 31, 2022	November 30, 2021
	(Restated)

ASSETS
Current assets
Cash (trust account)	$-	$16,250
Advances	-	3,206
Prepaid expenses	17,500	-
Total current assets	17,500	19,456
Total assets	$17,500	$19,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	18,554	8,600
Due to related party	11,250	-
Total current liabilities	29,804	8,600

Stockholders’ equity (deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized,5,880,000 shares issued and outstanding as of May 31, 2022 and November 30, 2021 respectively	5,880	5,880
Additional paid-in capital	75,226	75,226
Accumulated deficit	(93,410)	(70,250)
Total stockholders’ equity	(12,304)	10,856

Total liabilities and stockholders’ equity	$17,500	$19,456

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended May 31, 2022	For the three months ended May 31, 2021	For the six months ended May 31, 2022	For the six months ended May 31, 2021
	(Restated)		(Restated)

Revenue	$-	$-	$-	$-
Expenses
General and administration	1,284	-	6,705	-
Professional fees	8,972	-	16,455	-
Total expenses	10,256	-	23,160	-
Net loss	$(10,256)	$-	$(23,160)	$-
Basic and diluted loss per common share	$(0.00)	$0.000	$(0.00)	$0.000
Weighted average number of common shares outstanding – basic and diluted	5,880,000	5,880,000	5,880,000	5,880,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
For the three and six months ended May 31, 2021

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at November 30, 2020	5,880,000	$5,880	$75,226	$(62,956)	$18,150
Net loss for the period ended February 28, 2021	-	-	-	-	-
Balance at February 28, 2021	5,880,000	$5,880	$75,226	$(62,956)	$18,150

Balance at February 28, 2021	5,880,000	$5,880	$75,226	$(62,956)	$18,150
Net loss for the period ended May 31, 2021	-	-	-	-	-
Balance at May 31, 2021	5,880,000	$5,880	$75,226	$(62,956)	$18,150

For the three and six months ended May 31, 2022

Balance at November 30, 2021	5,880,000	$5,880	$75,226	$(70,250)	$10,856
Net loss for the period ended February 28, 2022 (Restated)	-	-	-	(12,904)	(12,904)
Balance at February 28, 2022 (Restated)	5,880,000	$5,880	$75,226	$(83,154)	$(2,048)

Balance at February 28, 2022	5,880,000	$5,880	$75,226	$(83,154)	$(2,048)
Net loss for the period ended May 31, 2022 (Restated)	-	-	-	(10,256)	(10,256)
Balance at May 31, 2022 (Restated)	5,880,000	$5,880	$75,226	$(93,410)	$(12,304)

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended May 31, 2022	For the six months ended May 31, 2021
	(Restated)

Cash flow from operating activities
Net loss	$(23,160)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
(Increase) decrease in accounts payable	9,954	-
(Increase) decrease in advances	3,206	-
(Increase) decrease in prepaid expenses	(17,500)	-
Net cash used in operating activities	$(27,500)	$-

Cash flows from investing activities	$-	$-

Cash flow from financing activities
Proceeds from related party	11,250	-
Net cash used in financing activities	$11,250	$-

Net increase/(decrease) in cash	(16,250)	-
Cash at beginning of period	16,250	26,750
Cash at end of period	$-	$26,750

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE B – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

NOTE E – RESTATEMENT

The following are previously recorded and restated balances as of May 31, 2022.

BestGofer Inc.
Restated Balance Sheet
(Unaudited)

	May 31, 2022	May 31, 2022	May 31, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

ASSETS
Current assets
Cash (trust account)	$-	$-	$-
Advances	-	-	-
Prepaid expenses	17,500	-	17,500
Total current assets	17,500	-	17,500
Total assets	$17,500	$-	$17,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	10,941	7,613	18,554
Due to related party	11,250	-	11,250
Total current liabilities	22,191	7,613	29,804

Stockholders’ equity (deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized,5,880,000 shares issued and outstanding as of May 31, 2022 respectively	5,880	-	5,880
Additional paid-in capital	75,226	-	75,226
Accumulated deficit	(85,797)	(7,613)	(93,410)
Total stockholders’ equity	(4,691)	(7,613)	(12,304)

Total liabilities and stockholders’ equity	$17,500	$-	$17,500

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
Restated Statement of Operations
(Unaudited)

	For the three months ended May 31, 2022	For the three months ended May 31, 2022	For the three months ended May 31, 2022	For the six months ended May 31, 2022	For the six months ended May 31, 2022	For the six months ended May 31, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

Revenue	$-	$-	$-	$-	$-	$-

Expenses
General and administration	300	984	1,284	5,547	1,158	6,705
Professional fees	6,750	2,222	8,972	10,000	6,455	16,455
Total expenses	7,050	3,206	10,256	15,547	7,613	23,160

Net loss	$(7,050)	$(3,206)	$(10,256)	$(15,547)	$(7,613)	$(23,160)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	5,880,000	5,880,000	5,880,000	5,880,000	5,880,000	5,880,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
Restated Statement of Cash Flows
(Unaudited)

	For the six months ended May 31, 2022	For the six months ended May 31, 2022	For the six months ended May 31, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Cash flow from operating activities:
Net Loss	$(15,547)	$(7,613)	$(23,160)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in accounts payable	2,341	7,613	9,954
(Increase) decrease in advances	3,206	-	3,206
(Increase) decrease in prepaid expenses	(17,500)	-	(17,500)
Net cash used in operating activities	$(27,500)	$-	$(27,500)

Cash flow from financing activities:
Proceeds from related party	11,250	-	11,250
Net cash used in financing activities	$11,250	$-	$11,250

Net increase/(decrease) in cash	(16,250)	-	(16,250)
Cash at beginning of period	16,250	-	16,250
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after May 31, 2022 through February 15, 2023 and determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended May 31, 2022.

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

Plan of Operation

Liquidity and Capital Resources

As of May 31, 2022, the company has $17,500 in total assets. These assets are in the form of prepaid expenses $17,500, As of May 31, 2022, the company has $29,804 in liabilities. These liabilities are in the form of due to related party $11,250 and accounts payable $18,554.

As of November 30, 2021, the company has $19,456 in total assets in the cash (trust account) $16,250 and advances $3,206. As of November 30, 2021, the company has $8,600 in liabilities. These liabilities are in the form of due to related party $0 and accounts payable $8,600. Accumulated deficit as of May 31, 2022 and November 30, 2021 is $(93,410) and $(70,250), respectively.

Net cash used in operating activities for the six months period ended May 31, 2022 and 2021 was $(27,500) and $0. Cash flows from financing activities for the six months period ended May 31, 2022 and 2021 was $11,250 and $0.

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

Operating Expenses

The Company’s operating expenses for the three months ended May 31, 2022 and 2021 were $10,256 and $0. Operating expenses consisted of general and administration expenses $1,284 and professional fees $8,972 for the three months ended May 31, 2022 and operating expenses consisted of general and administrative expenses $0 and professional fees $0 for the three months ended May 31, 2021.

Net Loss

During the three months ended May 31, 2022 and 2021 the Company recognized net losses of $10,256 and $0, respectively.

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

Operating Expenses

The Company’s operating expenses for the six months ended May 31, 2022 and 2021 were $23,160 and $0. Operating expenses consisted of general and administration expenses $6,705 and professional fees $16,455 for the six months ended May 31, 2022 and operating expenses consisted of general and administrative expenses $0 and professional fees $0 for the six months ended May 31, 2021.

Net Loss

During the six months ended May 31, 2022 and 2021 the Company recognized net losses of $23,160 and $0, respectively.

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