Form 10-Q/A
period 2022-08-31
BestGofer Inc.
filed 2023-02-22
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as on February 20, 2023 is 5,880,000 shares.

BESTGOFER INC.

BESTGOFER INC.

PART I — FINANCIAL INFORMATION

BestGofer Inc.
CONDENSED BALANCE SHEETS

	August 31, 2022	November 30, 2021
	(Restated)
	(Unaudited)

ASSETS
Current assets
Cash (trust account)	$-	$16,250
Advances	-	3,206
Prepaid expenses	12,500	-
Total current assets	12,500	19,456
Total assets	$12,500	$19,456

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	21,033	8,600
Due to related party	11,250	-
Total current liabilities	32,283	8,600

Stockholders' equity (deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,880,000 shares issued and outstanding as of August 31, 2022 and November 30, 2021 respectively	5,880	5,880
Additional paid-in capital	75,226	75,226
Accumulated deficit	(100,889)	(70,250)
Total stockholders’ equity	(19,783)	10,856

Total liabilities and stockholders’ equity	$12,500	$19,456

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended August 31, 2022	For the three months ended August 31, 2021	For the nine months ended August 31, 2022	For the nine months ended August 31, 2021
	(Restated)		(Restated)

Revenue	$-	$-	$-	$-
Expenses
General and administration	6,079	-	12,784	-
Professional fees	1,400	-	17,855	-
Total expenses	7,479	-	30,639	-
Net loss	$(7,479)	$-	$(30,639)	$-
Basic and diluted loss per common share	$(0.00)	$0.000	$(0.01)	$0.000
Weighted average number of common shares outstanding - basic and diluted	5,880,000	5,880,000	5,880,000	5,880,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the three and nine months ended August 31, 2021

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at November 30, 2020	5,880,000	$5,880	$75,226	$(62,956)	$18,150
Net loss for the period ended February 28, 2021	-	-	-	-	-
Balance at February 28, 2021	5,880,000	$5,880	$75,226	$(62,956)	$18,150

Balance at February 28, 2021	5,880,000	$5,880	$75,226	$(62,956)	$18,150
Net loss for the period ended May 31, 2021	-	-	-	-	-
Balance at May 31, 2021	5,880,000	$5,880	$75,226	$(62,956)	$18,150

Balance at May 31, 2021	5,880,000	$5,880	$75,226	$(62,956)	$18,150
Net loss for the period ended August 31, 2021	-	-	-	-	-
Balance at August 31, 2021	5,880,000	$5,880	$75,226	$(62,956)	$18,150

For the three and nine months ended August 31, 2022

Balance at November 30, 2021	5,880,000	$5,880	$75,226	$(70,250)	$10,856
Net loss for the period ended February 28, 2022 (Restated)	-	-	-	(12,904)	(12,904)
Balance at February 28, 2022 (Restated)	5,880,000	$5,880	$75,226	$(83,154)	$(2,048)

Balance at February 28, 2022	5,880,000	$5,880	$75,226	$(83,154)	$(2,048)
Net loss for the period ended May 31, 2022 (Restated)	-	-	-	(10,256)	(10,256)
Balance at May 31, 2022 (Restated)	5,880,000	$5,880	$75,226	$(93,410)	$(12,304)

Balance at May 31, 2022	5,880,000	$5,880	$75,226	$(93,410)	$(12,304)
Net loss for the period ended August 31, 2022 (Restated)	-	-	-	(7,479)	(7,479)
Balance at August 31, 2022 (Restated)	5,880,000	$5,880	$75,226	$(100,889)	$(19,783)

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended August 31, 2022	For the nine months ended August 31, 2021
	(Restated)

Cash flow from operating activities
Net loss	$(30,639)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
(Increase) decrease in accounts payable	12,433	-
(Increase) decrease in advances	3,206	-
(Increase) decrease in prepaid expenses	(12,500)	-
Net cash used in operating activities	$(27,500)	$-

Cash flows from investing activities	$-	$-

Cash flow from financing activities
Proceeds from related party	11,250	-
Net cash used in financing activities	$11,250	$-

Net increase/(decrease) in cash	(16,250)	-
Cash at beginning of period	16,250	26,750
Cash at end of period	$-	$26,750

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

.

NOTE F – RESTATEMENT

The following are previously recorded and restated balances as of May 31, 2022.

BestGofer Inc.
Restated Balance Sheet
(Unaudited)

	August 31, 2022	August 31, 2022	August 31, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

ASSETS
Current assets
Cash (trust account)	$-	$-	$-
Advances	-	-	-
Prepaid expenses	12,500	-	12,500
Total current assets	12,500	-	12,500
Total assets	$12,500	$-	$12,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	11,241	9,792	21,033
Due to related party	11,250	-	11,250
Total current liabilities	22,491	9,792	32,283

Stockholders' equity (deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized,5,880,000 shares issued and outstanding as of August 31, 2022 respectively	5,880	-	5,880
Additional paid-in capital	75,226	-	75,226
Accumulated deficit	(91,097)	(9,792)	(100,889)
Total stockholders’ equity	(9,991)	(9,792)	(19,783)

Total liabilities and stockholders’ equity	$12,500	$-	$12,500

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
Restated Statement of Operations
(Unaudited)

	For the three months ended August 31, 2022	For the three months ended August 31, 2022	For the three months ended August 31, 2022	For the nine months ended August 31, 2022	For the nine months ended August 31, 2022	For the nine months ended August 31, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

Revenue	$-	$-	$-	$-	$-	$-

Expenses
General and administration	5,300	779	6,079	10,847	1,937	12,784
Professional fees	-	1,400	1,400	10,000	7,855	17,855
Total expenses	5,300	2,179	7,479	20,847	9,792	30,639

Net loss	$(5,300)	$(2,179)	$(7,479)	$(20,847)	$(9,792)	$(30,639)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	5,880,000	5,880,000	5,880,000	5,880,000	5,880,000	5,880,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
Restated Statement of Cash Flows
(Unaudited)

	For the nine months ended August 31, 2022	For the nine months ended August 31, 2022	For the nine months ended August 31, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Cash flow from operating activities:
Net Loss	$(20,847)	$(9,792)	$(30,639)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in accounts payable	2,641	9,792	12,433
(Increase) decrease in advances	3,206	-	3,206
(Increase) decrease in prepaid expenses	(12,500)	-	(12,500)
Net cash used in operating activities	$(27,500)	$-	$(27,500)

Cash flow from financing activities:
Proceeds from related party	11,250	-	11,250
Net cash used in financing activities	$11,250	$-	$11,250

Net increase/(decrease) in cash	(16,250)	-	(16,250)
Cash at beginning of period	16,250	-	16,250
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after August 31, 2022 through February 20, 2023 and determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended August 31, 2022.

.

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

Plan of Operation

Liquidity and Capital Resources

As of August 31, 2022, the company has $12,500 in total assets. These assets are in the form of prepaid expenses $12,500, As of August 31, 2022, the company has $32,283 in liabilities. These liabilities are in the form of due to related party $11,250 and accounts payable $21,033.

As of November 30, 2021, the company has $19,456 in total assets in the cash (trust account) $16,250 and advances $3,206. As of November 30, 2021, the company has $8,600 in liabilities. These liabilities are in the form of due to related party $0 and accounts payable $8,600. Accumulated deficit as of August 31, 2022 and November 30, 2021 is $(100,889) and $(70,250), respectively.

Net cash used in operating activities for the nine months period ended August 31, 2022 and 2021 was $(27,500) and $0. Cash flows from financing activities for the nine months period ended August 31, 2022 and 2021 was $11,250 and $0.

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

Operating Expenses

The Company’s operating expenses for the three months ended August 31, 2022 and 2021 were $7,479 and $0. Operating expenses consisted of general and administration expenses $6,079 and professional fees $1,400 for the three months ended August 31, 2022 and operating expenses consisted of general and administrative expenses $0 and professional fees $0 for the three months ended August 31, 2021.

Net Loss

During the three months ended August 31, 2022 and 2021 the Company recognized net losses of $7,479 and $0, respectively.

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

Operating Expenses

The Company’s operating expenses for the nine months ended August 31, 2022 and 2021 were $30,639 and $0. Operating expenses consisted of general and administration expenses $12,784 and professional fees $17,855  for the nine months ended August 31, 2022 and operating expenses consisted of general and administrative expenses $0 and professional fees $0 for the nine months ended August 31, 2021.

Net Loss

During the nine months ended August 31, 2022 and 2021 the Company recognized net losses of $30,639 and $0, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the third quarter ended August 31, 2022 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Exhibit 32.1	-	Certification of Chief Executive Officer of BestGofer Inc, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
Exhibit 32.2	-	Certification of Principal Accounting Officer of BestGofer Inc, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BestGofer Inc.

Date: February 22, 2023	By: /s/ Mohammad Hasan Hamed
Mohammad Hasan Hamed, President/CEO/CFO and Principal Accounting Officer