Form 10-K
period 2022-11-30
BestGofer Inc.
filed 2023-03-29
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ YES [ ] NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: 0

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of March 27, 2023 is 5,880,000 shares.

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

Holders

As of November 30, 2022, the Company had thirty-one (31) shareholders of record of its Common Stock

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in November 30, 2022 or 2021.

Comparison of the Years Ended November 30, 2022 and 2021

Lack of Revenues

We have limited operational history. During the year ended November 30, 2022 and 2021 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended November 30, 2022 and 2021 were $33,343 and $12,000 respectively. Operating expenses consisted of general and administrative expense $10,213 and professional fees of $23,130 for the year ended November 30, 2022. Operating expenses consisted of general and administrative expense $6,500 and professional fees of $5,500 for the year ended November 30, 2021.

Net Loss

During the year ended November 30, 2022 and 2021 the Company recognized net losses of $33,343 and $12,000 respectively.

Liquidity and Capital Resources

Our capital resources have been obtained through the sale of shares of our Common Stock and loans from shareholders and third parties.

As of November 30, 2022, the Company has $12,500 in total assets as prepaid expenses $12,500. As of November 30, 2022, the Company has $39,693 in liabilities as accounts payable $26,893 and due to related party $12,800. Accumulated deficit as of November 30, 2022 is $(108,299).

As of November 30, 2021, the Company has $19,288 in total assets as cash $16,250 and advances $3,038. As of November 30, 2021, the Company has $ 13,138 in liabilities as accounts payable $13,138 and due to related party $0. Accumulated deficit as of November 30, 2021 is $(74,956).

Cash flows from operating activities

Net cash used in operating activities for the year ended November 30, 2022 and 2021 is $(29,050) and $(10,500). The net cash used in operating activities was related to an increase in operating expenses.

Cash flows from financing activities

Net cash provided by financing activities for the year ended November 30, 2022 and 2021 was $12,800 and $0 respectively. The cash provided by financing activities was primarily due to shareholder loans and proceeds from issuance of shares of Common Stock.

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

Not Applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data.

BestGofer Inc.

TABLE OF CONTENTS

NOVEMBER 30, 2022

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

PO BOX 765

VANCOUVER, WA 98661

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Audit Committee:

BestGofer, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BestGofer, Inc. as of November 30, 2022 and 2021 (restated) and the related statements of operations, changes in stockholders’ (deficit)/equity and cash flows for the years ended November 30, 2022 and 2021 (restated), and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021 (restated) and the results of its operations and its cash flows for the years ended November 30, 2022 and 2021 (restated), in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

January 10, 2023

BestGofer Inc.
CONDENSED BALANCE SHEETS

	November 30, 2022	November 30, 2021 (Restated)

ASSETS
Current assets
Cash (trust account)	$-	$16,250
Advances	-	3,038
Prepaid expenses	12,500	-
Total current assets	12,500	19,288
Total assets	$12,500	$19,288

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	26,893	13,138
Due to related party	12,800	-
Total current liabilities	39,693	13,138

Stockholders' equity (deficit)
Preferred stock: $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding as of November 30, 2022 respectively	-	-
Common stock: $0.001 par value, 190,000,000 shares authorized,5,880,000 shares issued and outstanding as of November 30, 2022 and November 30, 2021 respectively	5,880	5,880
Additional paid-in capital	75,226	75,226
Accumulated deficit	(108,299)	(74,956)
Total stockholders’ equity	(27,193)	6,150

Total liabilities and stockholders’ equity	$12,500	$19,288

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF OPERATIONS

	For the year ended November 31, 2022	For the year ended November 31, 2021 (Restated)

Revenue	$-	$-
Expenses
General and administration	10,213	6,500
Professional fees	23,130	5,500
Total expenses	33,343	12,000
Net loss	$(33,343)	$(12,000)
Basic and diluted loss per common share	$(0.006)	$(0.002)
Weighted average number of common shares outstanding - basic and diluted	5,880,000	5,880,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the year ended November 30, 2021 and 2022

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at November 30, 2020	5,880,000	$5,880	$75,226	$(62,956)	$18,150
Net loss for the period ended November 30, 2021 (Restated)	-	-	-	(12,000)	(12,000)
Balance at November 30, 2021 (Restated)	5,880,000	$5,880	$75,226	$(74,956)	$6,150

Net loss for the period ended November 30, 2022	-	-	-	(33,343)	(33,343)
Balance at November 30, 2022	5,880,000	$5,880	$75,226	$(108,299)	$(27,193)

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENT OF CASH FLOWS

	For the year ended November 30, 2022	For the year ended November 30, 2021
		(Restated)

Cash flow from operating activities
Net loss	$(33,343)	$(12,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
(Increase) decrease in accounts payable	13,755	4,538
(Increase) decrease in advances	3,038	(3,038)
(Increase) decrease in prepaid expenses	(12,500)	-
Net cash used in operating activities	$(29,050)	$(10,500)

Cash flows from investing activities	$-	$-

Cash flow from financing activities
Proceeds from related party	12,800	-
Net cash used in financing activities	$12,800	$-

Net increase/(decrease) in cash	(16,250)	(10,500)
Cash at beginning of period	16,250	26,750
Cash at end of period	$-	$16,250

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BESTGOFER, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2021 AND NOVEMBER 30, 2022

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

Basis of Presentation

The results for the year ended November 30, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2022, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2022 and for the related periods presented.

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

As of November 30, 2022, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized one hundred and ninety million (190,000,000) shares of Common Stock and ten million (10,000,000) preferred stock with a par value of $0.001. Five million eight hundred and eighty thousand (5,880,000) shares of Common Stock were issued and outstanding as of November 30, 2022. No shares of Preferred Stock were issued or outstanding as of November 30, 2022.

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

On September 17, 2022, the Company increased authorized share capital to 200,000,000 of which 190,000,000 shares will be Common Stock, with par value of $0.001 per share and 10,000,000 shares will be Preferred Stock, with par value of $0.001 per share.

As on November 30, 2022 and November 30, 2021, 5,880,000 Common shares were issued and outstanding.

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

On February 09, 2022, Company received $4,500 from Mohammad Hasan Hamed, President of the Company as a loan for meeting the Company expenses. These loans were unsecured, noninterest bearing and due on demand.

On May 03, 2022, Company received $5,000 from Mohammad Hasan Hamed, President of the Company as a loan for meeting the Company expenses. These loans were unsecured, noninterest bearing and due on demand.

On May 04, 2022, Company received $1,750 from Mohammad Hasan Hamed, President of the Company as a loan for meeting the Company expenses. These loans were unsecured, noninterest bearing and due on demand.

During September, 2022, Company received $1,550 from Mohammad Hasan Hamed, President of the Company as a loan for meeting the Company expenses. These loans were unsecured, noninterest bearing and due on demand.

As of November 30, 2022, and November 30, 2021, due to related party is $12,800 and $0 respectively.

NOTE E – INCOME TAXES

For the year ended November 30, 2022, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $108,299 at November 30, 2022 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended November 30, 2022	For the year ended November 30, 2021

Income tax expense (benefit) at statutory rate	(7,002)	(2,520)
Change in valuation allowance	7,002	2,520
Income tax expense	-	-

Net deferred tax assets consist of the following components as of November 30, 2022 and 2021:

	November 30, 2022	November 30, 2021
Gross deferred tax asset	22,743	15,741
Valuation allowance	(22,743)	(15,741)
Net deferred tax asset	-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $108,299 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of November 30, 2022.

NOTE F – RESTATEMENT

The following are previously recorded and restated balances as of November 31, 2021.

BestGofer Inc.
Restated Balance Sheet

	November 30, 2021	November 30, 2021	November 30, 2021
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

ASSETS
Current assets
Cash (trust account)	$16,250	$-	$16,250
Advances	3,206	(168)	3,038
Total current assets	19,456	(168)	19,288
Total assets	$19,456	$(168)	$19,288

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	8,600	4,538	13,138
Total current liabilities	8,600	4,538	13,138

Stockholders' equity (deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized,5,880,000 shares issued and outstanding as of November 30, 2021 respectively	5,880	-	5,880
Additional paid-in capital	75,226	-	75,226
Accumulated deficit	(70,250)	(4,706)	(74,956)
Total stockholders’ equity	10,856	(4,706)	6,150

Total liabilities and stockholders’ equity	$19,456	$(168)	$19,288

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
Restated Statement of Operations

	For the year ended November 30, 2021	For the year ended November 30, 2021	For the year ended November 30, 2021
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

Revenue	$-	$-	$-

Expenses
General and administration	1,794	4,706	6,500
Professional fees	5,500	-	5,500
Total expenses	7,294	4,706	12,000

Net loss	$(7,294)	$(4,706)	$(12,000)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	5,880,000	5,880,000	5,880,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
Restated Statement of Cash Flows

	For the year ended November 30, 2021	For the year ended November 30, 2021	For the year ended November 30, 2021
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Cash flow from operating activities:
Net loss	$(7,294)	$(4,706)	$(12,000)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in accounts payable	-	4,538	4,538
(Increase) decrease in advances	(3,206)	168	(3,038)
Net cash used in operating activities	$(10,500)	$-	$(10,500)

Cash flow from financing activities

Net increase/(decrease) in cash	(10,500)	-	(10,500)
Cash at beginning of period	26,750	-	26,750
Cash at end of period	$16,250	$-	$16,250

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE G – SUBSEQUENT EVENT

 The Company evaluated all events or transactions that occurred after November 30, 2022 through February 20, 2023. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended November 30, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

As of November 30, 2022, Chief Executive Officer of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be not effective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2022.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended November 30, 2022 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Mohammad Hasan Hamed, Pres, Sec, Treas, Dir, CEO, CFO

Mohammad Hasan Hamed is the owner of a moving company named “Star moving” established in 2011 in Jerusalem. For the last 9 years, the company offers comprehensive home and business relocation and packing services. His company move apartments, condominiums, homes, businesses, and everything in between. The company provides service across the country. In 2013 Mohammad took a few business and managing courses at university of Jerusalem.

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

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

Summary Compensation Table

			(a)	(b)	( c)
Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total Compensation
Mohammad Hasan Hamed, CEO	2022	$0	$0	$0	$0	$0
Levi Yehuda, COO	2021	$0	$0	$0	$0	$0
Gal Abotbol, CEO	2021	$0	$0	$0	$0	$0
Mohammad Hasan Hamed, CEO	2021	$0	$0	$0	$0	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this filing, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. As of November 30, 2022 there were 5,800,000 shares of our Common Stock issued and outstanding.

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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended November 30, 2022 and November 30, 2021 were as follows:

	November 30, 2022	November 30, 2021
Audit Fees and Audit Related Fees: - Michael Gillespie & Associates, PLLC	$11,250	$5,500
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$11,250	$5,500

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

Certification of Principal Accounting Officer of BestGofer Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	-	Certification of Chief Executive Officer of BestGofer Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
Exhibit 32.2	-	Certification of Principal Accounting Officer of BestGofer Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BestGofer Inc.

By: /S/ Mohammad Hasan Hamed	Date: March 28, 2023
Mohammad Hasan Hamed
President/CEO/CFO and
Principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mohammad Hasan Hamed	President/CEO/CFO, Principal Executive Officer and Principal Accounting Officer	March 28, 2023

