Form 10-Q
period 2023-05-31
BestGofer Inc.
filed 2023-12-11
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer’s classes of Common Stock, as on December 7, 2023, is 5,880,000 shares.

BESTGOFER INC.

BESTGOFER INC.

PART I — FINANCIAL INFORMATION

BestGofer Inc.
CONDENSED BALANCE SHEETS

	May 31, 2023	November 30, 2022
	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$12,500	$12,500
Total current assets	12,500	12,500
Total assets	$12,500	$12,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	36,678	26,893
Accrued expenses	2,400	-
Due to related party	15,550	12,800
Total current liabilities	54,628	39,693

Stockholders' equity (deficit)
Common Stock: $0.001 par value, 75,000,000 shares authorized,5,880,000 shares issued and outstanding as of May 31, 2023 and November 30, 2022 respectively	5,880	5,880
Additional paid-in capital	75,226	75,226
Accumulated deficit	(123,234)	(108,299)
Total stockholders’ equity	(42,128)	(27,193)

Total liabilities and stockholders’ equity	$12,500	$12,500

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended May 31, 2023	For the three months ended May 31, 2022	For the Six months ended May 31, 2023	For the Six months ended May 31, 2022
		(Restated)		(Restated)
Revenue	$-	$-	$-	$-
Expenses
General and administration	4,230	1,284	7,320	1,999
Professional fees	4,037	8,972	7,615	16,455
Total expenses	8,267	10,256	14,935	18,454

Net loss	$(8,267)	$(10,256)	$(14,935)	$(18,454)
Basic and diluted loss per common share	$(0.001)	$(0.002)	$(0.003)	$(0.003)
Weighted average number of common shares outstanding - basic and diluted	5,880,000	5,880,000	5,880,000	5,880,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the three and six months ended May 31, 2022

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at November 30, 2021	5,880,000	$5,880	$75,226	$(74,956)	$6,150
Net loss for the period ended February 28, 2022 (Restated)	-	-	-	(8,198)	(8,198)
Balance at February 28, 2022 (Restated)	5,880,000	$5,880	$75,226	$(83,154)	$(2,048)

Balance at February 28, 2022 (Restated)	5,880,000	$5,880	$75,226	$(83,154)	$(2,048)
Net loss for the period ended May 31, 2022 (Restated)	-	-	-	(10,256)	(10,256)
Balance at May 31, 2022 (Restated)	5,880,000	$5,880	$75,226	$(93,410)	$(12,304)

For the three and six months ended May 31, 2023

Balance at November 30, 2022	5,880,000	$5,880	$75,226	$(108,299)	$(27,193)
Net loss for the period ended February 28, 2023	-	-	-	(6,668)	(6,668)
Balance at February 28, 2023	5,880,000	$5,880	$75,226	$(114,967)	$(33,861)

Balance at February 28, 2023	5,880,000	$5,880	$75,226	$(114,967)	$(33,861)
Net loss for the period ended May 31, 2023	-	-	-	(8,267)	(8,267)
Balance at May 31, 2023	5,880,000	$5,880	$75,226	$(123,234)	$(42,128)

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
	For the six months ended May 31, 2023	For the six months ended May 31, 2022
		(Restated)

Cash flow from operating activities
Net loss	$(14,935)	$(18,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable	9,785	5,416
Increase (decrease) in accrued expense	2,400	-
(Increase) decrease in advances	-	3,038
(Increase) decrease in prepaid expenses	-	(17,500)
Net cash used in operating activities	$(2,750)	$(27,500)

Cash flows from investing activities	$-	$-

Cash flow from financing activities
Proceeds from related party	2,750	11,250
Net cash used in financing activities	$2,750	$11,250

Net increase/(decrease) in cash	-	(16,250)
Cash at beginning of period	-	16,250
Cash at end of period	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BESTGOFER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2023

(Unaudited)

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

Basis of Presentation

The results for the six months ended May 31, 2023 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Financial Statements should be read in conjunction with the audited Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2022.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2023 and for the related periods presented herewith

.

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

Revenue recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The ASC 606’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

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

As of May 31, 2023, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of Common Stock with a par value of $0.001. Five million eight hundred and eighty thousand (5,880,000) shares of Common Stock were issued and outstanding as of May 31, 2023 and November 30, 2022.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes

NOTE B – GOING CONCERN

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the “Business” paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

In the past year, the Company funded operations by using cash proceeds received from the related party (Director) . For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the Company generates enough revenues through the operations as stated above.

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

As on May 31, 2023 and November 30, 2022, 5,880,000 shares were issued and outstanding.

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

During April 2023, Company received $1,500 from Mohammad Hasan Hamed, President of the Company as a loan for meeting the Company expenses. These loans were unsecured, noninterest bearing and due on demand.

As at May 31, 2023, and November 30, 2022, amounts due to related parties are $15,550 and $12,800 respectively.

NOTE E – RESTATEMENT

The following are previously recorded and restated balances as of May 31, 2022.

BestGofer Inc.
Restated Statement of Operations
(Unaudited)

	For the six months ended May 31, 2022	For the six months ended May 31, 2022	For the six months ended May 31, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

Revenue	$-	$-	$-

Expenses
General and administration	6,705	(4,706)	1,999
Professional fees	16,455	-	16,455
Total expenses	23,160	(4,706)	18,454

Net loss	$(23,160)	$4,706	$(18,454)

Basic and diluted loss per common share	$(0.003)	$0.00	$(0.003)
Weighted average number of common shares outstanding – basic and diluted	5,880,000	5,880,000	5,880,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
Restated Statement of Cash Flows
(Unaudited)

	For the six months ended May 31, 2022	For the six months ended May 31, 2022	For the six months ended May 31, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Cash flow from operating activities
Net loss	$(23,160)	$4,706	$(18,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	9,954	(4,538)	5,416
(Increase) decrease in advances	3,206	(168)	3,038
(Increase) decrease in prepaid expenses	(17,500)	-	(17,500)
Net cash used in operating activities	$(27,500)	$-	$(27,500)

Cash flow from financing activities:
Proceeds from related party	11,250	-	11,250
Net cash used in financing activities	$11,250	$-	$11,250

Net increase/(decrease) in cash	(16,250)	-	(16,250)
Cash at beginning of period	16,250	-	16,250
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after May 31, 2023 through December 7, 2023 and determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended May 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with our unaudited financial statement as of May 31, 2023, that appear elsewhere in this quarterly report. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

Going Concern

The future of our Company is dependent upon its ability to obtain financing and upon future profitable operations from the sale of products and services through our websites. Management has plans to seek additional capital through a private placement and public offering of its Common Stock, if necessary. Our auditors have expressed a going concern opinion which raises substantial doubts about the Company’s ability to continue as a going concern.

Plan of Operation

Liquidity and Capital Resources

As of May 31, 2023, the Company has $12,500 in total assets. These assets are in the form of prepaid expenses $12,500. As of May 31, 2023, the Company has $54,628 in liabilities. These liabilities are in the form of due to related party $15,550, accrued expenses $2,400 and accounts payable $36,678.

As of November 30, 2022, the Company has $12,500 in total assets. These assets are in the form of prepaid expenses $12,500. As of November 30, 2022, the Company has $39,693 in liabilities. These liabilities are in the form of due to related party $12,800 and accounts payable $26,893. Accumulated deficit as of May 31, 2023 and November 30, 2022 is $(123,234) and $(108,299), respectively.

Net cash used in operating activities for the six months period ended May 31, 2023 and 2022 was $(2,750) and $(27,500) respectively. Cash flows from financing activities for the six months period ended May 31, 2023 and 2022 was $2,750 and $11,250 respectively.

We have no material commitments for the next twelve months. We will, however, require additional capital to meet our liquidity needs.

The Company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Results of Operations

Overview for the three months ended May 31, 2023, and 2022

Lack of Revenues

We have limited operational history. For the three months ended May 31, 2023 and 2022, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended May 31, 2023 and 2022 were $8,267 and $10,256, respectively. Operating expenses consisted of general and administration expenses $4,230 and professional fees $4,037 for the three months ended May 31, 2023 and operating expenses consisted of general and administrative expenses $1,284 and professional fees $8,972 for the three months ended May 31, 2022.

Net Loss

During the three months ended May 31, 2023 and 2022 the Company recognized net losses of $8,267 and $10,256, respectively.

Overview for the six months ended May 31, 2023 and 2022

Lack of Revenues

We have limited operational history. For the six months ended May 31, 2023 and 2022 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the six months ended May 31, 2023 and 2022 were $14,935 and $18,454, respectively. Operating expenses consisted of general and administration expenses $7,320 and professional fees $7,615 for the six months ended May 31, 2023 and operating expenses consisted of general and administrative expenses $1,999 and professional fees $16,455 for the six months ended May 31, 2022.

Net Loss

During the six months ended May 31, 2023 and 2022 the Company recognized net losses of $14,935 and $18,454, respectively.

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

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for Common Stock equivalents. As of May 31, 2023, there were no share equivalents outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of May 31, 2023, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of a May 31, 2023, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•·

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•·

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of May 31, 2023, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended May 31, 2023 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

BestGofer Inc.

Date: December 11, 2023	By: /s/ Mohammad Hasan Hamed
Mohammad Hasan Hamed, President/CEO/CFO and Principal Accounting Officer