Form 10-Q
period 2023-08-31
BestGofer Inc.
filed 2023-12-11
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

BESTGOFER INC.

BESTGOFER INC.

PART I — FINANCIAL INFORMATION

BestGofer Inc.
CONDENSED BALANCE SHEETS

	August 31, 2023	November 30, 2022
	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$12,500	$12,500
Total current assets	12,500	12,500
Total assets	$12,500	$12,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	39,880	26,893
Accrued expenses	2,400	-
Due to related party	15,550	12,800
Total current liabilities	57,830	39,693

Stockholders' equity (deficit)
Common stock: $0.001 par value, 75,000,000 shares authorized,5,880,000 shares issued and outstanding as of August31, 2023 and November 30, 2022 respectively	5,880	5,880
Additional paid-in capital	75,226	75,226
Accumulated deficit	(126,436)	(108,299)
Total stockholders’ equity	(45,330)	(27,193)

Total liabilities and stockholders’ equity	$12,500	$12,500

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended August 31, 2023	For the three months ended August 31, 2022	For the nine months ended August 31, 2023	For the nine months ended August 31, 2022
		(Restated)		(Restated)
Revenue	$-	$-	$-	$-
Expenses
General and administration	3,202	6,080	10,522	8,078
Professional fees	-	1,400	7,615	17,855
Total expenses	3,202	7,480	18,137	25,933

Net loss	$(3,202)	$(7,480)	$(18,137)	$(25,933)
Basic and diluted loss per common share	$(0.001)	$(0.001)	$(0.003)	$(0.004)
Weighted average number of common shares outstanding - basic and diluted	5,880,000	5,880,000	5,880,000	5,880,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the three and nine months ended August 31, 2022

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at November 30, 2021	5,880,000	$5,880	$75,226	$(74,956)	$6,150
Net loss for the period ended February 28, 2022 (Restated)	-	-	-	(8,198)	(8,198)
Balance at February 28, 2022 (Restated)	5,880,000	$5,880	$75,226	$(83,154)	$(2,048)

Balance at February 28, 2022 (Restated)	5,880,000	$5,880	$75,226	$(83,154)	$(2,048)
Net loss for the period ended May 31, 2022 (Restated)	-	-	-	(10,256)	(10,256)
Balance at May 31, 2022 (Restated)	5,880,000	$5,880	$75,226	$(93,410)	$(12,304)

Balance at May 31, 2022 (Restated)	5,880,000	$5,880	$75,226	$(93,410)	$(12,304)
Net loss for the period ended August 31, 2022 (Restated)	-	-	-	(7,480)	(7,480)
Balance at August 31, 2022 (Restated)	5,880,000	$5,880	$75,226	$(100,890)	$(19,784)

For the three and nine months ended August 31, 2023

Balance at November 30, 2022	5,880,000	$5,880	$75,226	$(108,299)	$(27,193)
Net loss for the period ended February 28, 2023	-	-	-	(6,668)	(6,668)
Balance at February 28, 2023	5,880,000	$5,880	$75,226	$(114,967)	$(33,861)

Balance at February 28, 2023	5,880,000	$5,880	$75,226	$(114,967)	$(33,861)
Net loss for the period ended May 31, 2023	-	-	-	(8,267)	(8,267)
Balance at May 31, 2023	5,880,000	$5,880	$75,226	$(123,234)	$(42,128)

Balance at May 31, 2023	5,880,000	$5,880	$75,226	$(123,234)	$(42,128)
Net loss for the period ended August 31, 2023	-	-	-	(3,202)	(3,202)
Balance at August 31, 2023	5,880,000	$5,880	$75,226	$(126,436)	$(45,330)

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended August 31, 2023	For the nine months ended August 31, 2022
		(Restated)

Cash flow from operating activities
Net loss	$(18,137)	$(25,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable	12,987	7,895
Increase (decrease) in accrued expense	2,400	-
(Increase) decrease in advances	-	3,038
(Increase) decrease in prepaid expenses	-	(12,500)
Net cash used in operating activities	$(2,750)	$(27,500)

Cash flows from investing activities	$-	$-

Cash flow from financing activities
Proceeds from related party	2,750	11,250
Net cash used in financing activities	$2,750	$11,250

Net increase/(decrease) in cash	-	(16,250)
Cash at beginning of period	-	16,250
Cash at end of period	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BESTGOFER INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUG 31, 2023

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

Basis of Presentation

The results for the nine months ended August 31, 2023 are unaudited and include all adjustments necessary to present a fair statement of results for the interim periods presented. Results of operations for the interim periods are not necessarily indicative of results for the entire year. These Financial Statements have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain footnote disclosures normally included in Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report pursuant to the rules of the SEC. As a result, these Financial Statements should be read in conjunction with the audited Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2022.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2023 and for the related periods presented herewith.

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

As of August 31, 2023, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of Common Stock with a par value of $0.001. Five million eight hundred and eighty thousand (5,880,000) shares of Common Stock were issued and outstanding as of August 31, 2023 and November 30, 2022.

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

In the past year, the Company funded operations by using cash proceeds received from the related party (Director). For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the Company generates enough revenues through the operations as stated above.

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

As on August 31, 2023 and November 30, 2022, 5,880,000 shares were issued and outstanding.

NOTE D – RELATED PARTY TRANSACTIONS

On October 11, 2017, Company issued 1,900,000 Restricted Common Shares to Levi Yehuda, Director of the Company at $0.005 per share for cash proceeds of $9,500. (Refer Note C).

On October 11, 2017, Company issued 1,900,000 Restricted Common Shares to Abotbol Gal, Secretary/President of the Company at $0.005 per share for cash proceeds of $9,500. (Refer Note C).

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

As at August 31, 2023, and November 30, 2022, amounts due to related parties are $15,550 and $12,800 respectively.

NOTE E – RESTATEMENT

The following are previously recorded and restated balances as of August 31, 2022.

BestGofer Inc.
Restated Statement of Operations
(Unaudited)

	For the nine months ended August 31, 2022	For the nine months ended August 31, 2022	For the nine months ended August 31, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

Revenue	$-	$-	$-

Expenses
General and administration	12,784	(4,706)	8,078
Professional fees	17,855	-	17,855
Total expenses	30,639	(4,706)	25,933

Net loss	$(30,639)	$4,706	$(25,933)

Basic and diluted loss per common share	$(0.01)	$0.00	$(0.004)
Weighted average number of common shares outstanding – basic and diluted	5,880,000	5,880,000	5,880,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
Restated Statement of Cash Flows
(Unaudited)

	For the nine months ended August 31, 2022	For the nine months ended August 31, 2022	For the nine months ended August 31, 2022
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
Cash flow from operating activities
Net loss	$(30,639)	$4,706	$(25,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	12,433	(4,538)	7,895
(Increase) decrease in advances	3,206	(168)	3,038
(Increase) decrease in prepaid expenses	(12,500)	-	(12,500)
Net cash used in operating activities	$(27,500)	$-	$(27,500)

Cash flow from financing activities:
Proceeds from related party	11,250	-	11,250
Net cash used in financing activities	$11,250	$-	$11,250

Net increase/(decrease) in cash	(16,250)	-	(16,250)
Cash at beginning of period	16,250	-	16,250
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after August 31, 2023, through December 7, 2023 and determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended August 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with our unaudited financial statements as of August 31, 2023, that appear elsewhere in this Quarterly report. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Plan of Operation

Liquidity and Capital Resources

As of August 31, 2023, the Company has $12,500 in total assets. These assets are in the form of prepaid expenses, $12,500. As of August 31, 2023, the Company has $57,830 in liabilities. These liabilities are in the form of due to related party, $15,550, accrued expenses, $2,400 and accounts payable, $39,880.

As of November 30, 2022, the Company has $12,500 in total assets. These assets are in the form of prepaid expenses, $12,500. As of November 30, 2022, the Company has $39,693 in liabilities. These liabilities are in the form of due to related party, $12,800, and accounts payable, $26,893. Accumulated deficit as of August 31, 2023, and November 30, 2022, is $(126,436) and $(108,299), respectively.

Net cash used in operating activities for the nine months period ended August 31, 2023 and 2022, was $(2,750) and $(27,500), respectively. Cash flows from financing activities for the nine months period ended August 31, 2023 and 2022, was $2,750 and $11,250, respectively.

We have no material commitments for the next twelve months. We will, however, require additional capital to meet our liquidity needs.

The Company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Results of Operations

Overview for the three months ended August 31, 2023, and 2022

Lack of Revenues

We have limited operational history. For the three months ended August 31, 2023 and 2022, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended August 31, 2023, and 2022, were $3,202 and $7,480, respectively. Operating expenses consisted of general and administration expenses $3,202 for the three months ended August 31, 2023, and operating expenses consisted of general and administrative expenses $6,080 and professional fees $1,400 for the three months ended August 31, 2022.

Net Loss

During the three months ended August 31, 2023, and 2022 the Company recognized net losses of $3,202 and $7,480, respectively.

Overview for the nine months ended August 31, 2023 and 2022

Lack of Revenues

We have limited operational history. For the nine months ended August 31, 2023 and 2022, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the nine months ended August 31, 2023 and 2022, were $18,137 and $25,933, respectively. Operating expenses consisted of general and administration expenses $10,522 and professional fees $7,615 for the nine months ended August 31, 2023, and operating expenses consisted of general and administrative expenses $8,078 and professional fees $17,855 for the nine months ended August 31, 2022.

Net Loss

During the nine months ended August 31, 2023 and 2022, the Company recognized net losses of $18,137 and $25,933, respectively.

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

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for Common Stock equivalents. As of August 31, 2023, there were no share equivalents outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of August 31, 2023, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of August 31, 2023, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of August 31, 2023, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the third quarter ended August 31, 2023, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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