Form 10-K
period 2023-11-30
BestGofer Inc.
filed 2024-01-18
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2023

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒YES [ ] NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: 0

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer’s classes of Common Stock, as of January 12, 2024 is 5,880,000 shares.

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

PART I

Item 1. Business

Overview

BestGofer (or the “Company”) intends to focus on the delivery industry by providing consumers with the ability of having any desired retail item purchased on their behalf delivered directly to their door at any given time.

The Company plans on serving consumers through the convenience of a smart phone app by notifying local delivery staff (called “Gofers”) through an online communication system of a desired pick up or delivery request, such as groceries, business packages, personal items etc.

The consumer must state a maximum dollar amount at the time of notification, restricting Gofers from unauthorized spending on behalf of the consumer.

Consumers may be retailers, businesses or individuals who need assistance, or those who simply wish to enjoy the advantage of door step delivery for any convenience item. Eligible consumers must be over the age of 18 and own a valid credit card. Credit cards of consumers will be linked through the app and charged at the time of delivery. Deliveries are subject to a fee; an amount agreed upon by Gofer and consumer.

Items of delivery must meet our criteria including weight limit of 40 lbs per delivery, no prescription drugs, etc. Items of delivery must be accessible retail items. Prohibited items of purchase include pornographic content, controlled substances (i.e. drugs, marijuana etc.), orders exceeding the $400 limit, delivery of persons.  Gofers may exercise their right to refuse service should the item criteria not be met.

There are no specific privacy regulations that effect our, however credit card users have certain rights as defined in such statutes as the Fair Credit Billing Act of 1986 (FCBA). Under the FCBA, a customer can dispute charges and we may have to refund any payments if the credit card company agrees with the customer.

 Description of Business

Product and Services

BestGofer App:

Qualified consumers will be required to open an online account using the Gofer app on their smart phone, which will require details such as name, address, contact and credit card information.

Regulation of privacy will be enforced through our secured online platform where both consumers, as well contracted drivers, will set up their accounts. Credit cards will need to be valid. No payments will be accepted by the driver at any time during the delivery process. The credit cards will be charged upon completion of delivery via the Gofer platform. Drivers will be required to sign a liability waiver prior to contract commencement. Drivers will also be required to complete a criminal background check as well submit updated driving records.

Drivers will be independent contractors. Driver application forms can be completed online via our website. Upon application approval, drivers will complete an independent contractor agreement and download the Gofer app where they can access their vendor profiles. Successful applicants will have passed the criminal background check and driver-screening requirements, as well provided proof of American citizenship or a work visa.

Drivers will be recruited through websites targeting career opportunities. We plan to engage independent website construction contractors who will design, approve logarithms, individual page content and then test and approve the site launch. It is planned to launch the website during the fiscal year ending November 30, 2024.

Upon opening the application, the first function will locate a Gofer nearest the user or desired destination of pick-up.

Second, one or more of the following five categories must be selected: Grocery, Restaurant, Convenience, Liquor and Courier Services. Once a category has been selected, a window to enter the details of pick up will appear where the consumer will enter precisely the address of the retailer and exactly what they need (i.e. four apples, a copy of a magazine, one bottle of aspirin, etc.). An option to upload a picture from a smart phone of the exact product desired will be on the App. Thirdly, the user will be prompted to enter a maximum dollar amount that may be spent on the purchase of up to $400.

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

Upon receiving a service request from a consumer, the Gofer will reply to the request with an offered fee for service or refuse service. Once mutually agreed upon by both parties, the Gofer shall perform the service.

Upon pick up of merchandise, Gofers will provide their own means to facilitate the purchase, while placing a money hold on the consumer’s credit card of the maximum allowable purchase price set out by the consumer in the third function of their order; thus, offering security to the Gofers’ purchase.

Gofers must use caution to ensure grocery and convenient items are not damaged at time of pick up, as the Gofer will be responsible for the costs of returning damaged merchandise. Consumers will not be required to pay a service fee upon receiving damaged merchandise.

Gofers may receive tips for their service.

Drivers will be independent contractors. Driver application forms can be completed online via our website. Upon application approval, drivers will complete an independent contractor agreement and download the Gofer app where they can access their vendor profiles. Successful applicants will have passed the criminal record and driver-screening requirements, as well provided proof of American citizenship or work visa.

Drivers will be recruited through websites targeting career opportunities.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure.

The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A renewed outbreak could have a material adverse impact on business operations and financial results of the Company, including the timing and ability of the Company to operate, collect accounts receivable and retain drivers.

We will not utilize employees as drivers, nor will we have a centralized location where our drivers will congregate, or our customers will shop. Those factors mitigate against the negative effects on our operations of any future COVID-19 outbreaks.

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

Market Analysis

Marketing:

BestGofer seeks online marketing strategies by means of social media exclusively, using the following apps:

-	Facebook

-	X (formally known as Twitter)

-	Instagram

-	Snapchat

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

Item 4. Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

No public market currently exists for shares of our Common Stock. Our Common Stock is not quoted and there have been no quotes of our Common Stock during the two most recent fiscal years and subsequent interim periods for which financial statements are included herein. Accordingly, there is no current quote price for our Common Stock. The Company has no equity compensation plans and there are no shares of common stock issuable upon the exercise of outstanding options or warrants to purchase, or securities convertible into, common stock of the Company.

Holders

As of November 30, 2023, the Company had thirty-one (31) shareholders of record of its Common Stock

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

Recent Sales of Unregistered Securities:

None

Item 6. Selected Financial Data.

The Index to Condensed Financial Statements and Schedules appears on page 9.

The Report of Independent Registered Public Accounting Firm appears on page 10, and the Condensed Financial Statements and Notes to Condensed Financial Statements appear beginning on 12.

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue at November 30, 2023 or 2022.

Comparison of the Years Ended November 30, 2023, and 2022

Lack of Revenues

We have a limited operational history. During the years ended November 30, 2023 and 2022, we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended November 30, 2023, and 2022 were $43,792 and $33,343 respectively. Operating expenses consisted of general and administrative expenses of $14,089 and professional fees of $29,703 for the year ended November 30, 2023. Operating expenses consisted of general and administrative expenses of $10,213 and professional fees of $23,130 for the year ended November 30, 2022.

Net Loss

During the years ended November 30, 2023 and 2022, the Company recognized net loss of $43,792 and $33,343, respectively.

Liquidity and Capital Resources

Our capital resources have been obtained through loans from related party (Director).

As of November 30, 2023, the Company has $12,500 in total assets. These assets are in the form of prepaid expenses, $12,500. As of November 30, 2023, the Company has $83,485 in liabilities. These liabilities are in the form of accounts payable, $43,535, accrued expenses, $24,400 and amounts due to the related party, $15,550.

As of November 30, 2022, the Company has $12,500 in total assets. These assets are in the form of prepaid expenses, $12,500. As of November 30, 2022, the Company has $39,693 in liabilities. These liabilities are in the form of due to the related party $12,800, and accounts payable, $26,893.

Accumulated deficit as of November 30, 2023, and 2022, is $(152,091) and $(108,299), respectively.

Cash flows from operating activities

Net cash used in operating activities for the year ended November 30, 2023, and 2022, was $(2,750) and $(29,050), respectively.

Cash flows from financing activities

Cash flows from financing activities for the year ended November 30, 2023, and 2022, was $2,750 and $12,800, respectively.

The cash provided by financing activities was primarily due to funding by related party (the Director).

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data.

BestGofer Inc.

TABLE OF CONTENTS

NOVEMBER 30, 2023

Certified Public Accountants and Advisors

A PCAOB Registered Firm

817-721-0341   bartoncpafirm.com  Cypress, Texas

To the Board of Directors and Shareholders

BestGofer, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BestGofer, Inc. as of November 30, 2023, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of BestGofer, Inc. as of November 30, 2023, and the results of its operations and its cash flows for the year ended November 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

The balance sheets of BestGofer, Inc. as of November 30, 2022, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 10, 2023.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to BestGofer, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. BestGofer, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has yet to generate revenue from intended operations, has a net capital deficiency, and therefore a substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters

We have served as BestGofer, Inc.’s auditor since 2023.

Cypress, Texas

January 12, 2024

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

PO BOX 765

VANCOUVER, WA 98661

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Audit Committee:

BestGofer, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BestGofer, Inc. as of November 30, 2022 and the related statements of operations, changes in stockholders’ (deficit)/equity and cash flows for the year ended November 30, 2022, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and the results of its operations and its cash flows for the years ended November 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/S/MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2018.

PCAOB ID: 6108

Vancouver, Washington

January 10, 2023

BestGofer Inc.
CONDENSED BALANCE SHEETS

	November 30, 2023	November 30, 2022

ASSETS
Current assets
Prepaid expenses	$12,500	$12,500
Total current assets	12,500	12,500
Total assets	$12,500	$12,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	43,535	26,893
Accrued expenses	24,400	-
Due to related party	15,550	12,800
Total current liabilities	83,485	39,693

Stockholders' deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 0 issued and outstanding as of November 30, 2023 and 2022 respectively	-	-
Common stock: $0.001 par value, 190,000,000 shares authorized,5,880,000 shares issued and outstanding as of November 30, 2023, and 2022 respectively	5,880	5,880
Additional paid-in capital	75,226	75,226
Accumulated deficit	(152,091)	(108,299)
Total stockholders’ deficit	(70,985)	(27,193)

Total liabilities and stockholders’ deficit	$12,500	$12,500

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF OPERATIONS

	For the year ended November 30, 2023	For the year ended November 30, 2022

Revenue	$-	$-
Expenses
General and administration	14,089	10,213
Professional fees	29,703	23,130
Total expenses	43,792	33,343

Net loss	$(43,792)	$(33,343)
Basic and diluted loss per common share	$(0.007)	$(0.006)
Weighted average number of common shares outstanding - basic and diluted	5,880,000	5,880,000

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the year ended November 30, 2022

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at November 30, 2021	-	$-	5,880,000	$5,880	$75,226	$(74,956)	$6,150
Net loss for the year ended November 30, 2022	-	-	-	-	-	(33,343)	(33,343)
Balance at November 30, 2022	-	$-	5,880,000	$5,880	$75,226	$(108,299)	$(27,193)

For the year ended November 30, 2023

Balance at November 30, 2022	-	$-	5,880,000	$5,880	$75,226	$(108,299)	$(27,193)
Net loss for the year ended November 30, 2023	-	-	-	-	-	(43,792)	(43,792)
Balance at November 30, 2023	-	$-	5,880,000	$5,880	$75,226	$(152,091)	$(70,985)

The accompanying notes are an integral part of these financial statements.

BestGofer Inc.
CONDENSED STATEMENT OF CASH FLOWS

	For the year ended November 30, 2023	For the year ended November 30, 2022

Cash flow from operating activities
Net loss	$(43,792)	$(33,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable	16,642	13,755
Increase (decrease) in accrued expense	24,400	-
(Increase) decrease in advances	-	3,038
(Increase) decrease in prepaid expenses	-	(12,500)
Net cash used in operating activities	$(2,750)	$(29,050)

Cash flows from investing activities	$-	$-

Cash flow from financing activities
Proceeds from related party	2,750	12,800
Net cash provided to financing activities	$2,750	$12,800

Net increase/(decrease) in cash	-	(16,250)
Cash at beginning of period	-	16,250
Cash at end of period	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BESTGOFER, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended November 30, 2023.

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

As of November 30, 2023, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these Deferred Initial Public Offering (“IPO”) Issuance Costs..

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

Capital Stock

The Company has authorized one hundred ninety million (190,000,000) shares of Common Stock and ten million (10,000,000) preferred stock with a par value of $0.001. Five million eight hundred eighty thousand (5,880,000) shares of Common Stock were issued and outstanding as of November 30, 2023. No shares of Preferred Stock were issued or outstanding as of November 30, 2023.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average.

number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

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

In the past year, the Company funded operations by using cash proceeds received from related party (Director) as working capital loan. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

NOTE C – COMMON STOCK

On October 11, 2017, Company issued 1,900,000 restricted Common shares to Levi Yehuda, then Director of the Company at $0.005 per share for cash proceeds of $9,500.

On October 11, 2017, Company issued 1,900,000 restricted Common shares to Abotbol Gal, then Secretary/President of the Company at $0.005 per share for cash proceeds of $9,500.

During the year ended November 30, 2019, 2,080,000 restricted Common shares were issued at $0.001 per share for $52,000 in cash.

On September 17, 2022, the Company increased authorized share capital to 200,000,000 of which 190,000,000 shares will be Common Stock, with par value of $0.001 per share and 10,000,000 shares will be Preferred Stock, with par value of $0.001 per share.

As on November 30, 2023 and November 30, 2022, 5,880,000 Common shares were issued and outstanding.

NOTE D – RELATED PARTY TRANSACTIONS

On October 11, 2017, Company issued 1,900,000 Restricted Common Shares to Levi Yehuda, Director of the Company at $0.005 per share for cash proceeds of $9,500. (Refer Note C).

On October 11, 2017, Company issued 1,900,000 Restricted Common Shares to Abotbol Gal, then Secretary/President of the Company at $0.005 per share for cash proceeds of $9,500. (Refer Note C).

On May 23, 2018, Company received $9,800 from Abotbol Gal, then Secretary/President of the Company as a loan. These loans were unsecured, noninterest bearing and due on demand.

On February 05, 2019, Company received $24,793 from Abotbol Gal, then Secretary/President of the Company as a loan and it was repaid on March 26, 2019. These loans were unsecured, noninterest bearing and due on demand.

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

During September 2022, Company received $1,550 from Mohammad Hasan Hamed, President of the Company as a loan for meeting the Company expenses. These loans were unsecured, noninterest bearing and due on demand.

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

As at November 30, 2023, and November 30, 2022, amounts due to related parties are $15,550 and $12,800, respectively.

NOTE E – INCOME TAXES

For the year ended November 30, 2023, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $152,091 at November 30, 2023, and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended November 30, 2023	For the year ended November 30, 2022

Income tax expense (benefit) at statutory rate	(9,196))	(7,002)
Change in valuation allowance	9,196	7,002
Income tax expense	-	-

Net deferred tax assets consist of the following components as of November 30, 2023 and 2022:

	November 30, 2023	November 30, 2022
Gross deferred tax asset	31,939	22,743
Valuation allowance	(31,939)	(22,743)
Net deferred tax asset	-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $152,091 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of November 30, 2023.

NOTE F – SUBSEQUENT EVENT

 The Company evaluated all events or transactions that occurred after November 30, 2023, through January 12, 2024. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended November 30, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

As of November 30, 2023, Chief Executive Officer of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be not effective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2023.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended November 30, 2023, that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of November 30, 2022, under the framework in Internal Control-Integrated Framework (2013), and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

The name and title of our executive officer and director is as follows:

Officer and/or Director	Title
Mohammad Hasan Hamed	President/CEO/CFO and principal accounting officer.

Executive Biography

The following is a summary of the experience and background of our executive officer and Director.

Mohammad Hasan Hamed, Pres, Sec, Treas, Dir, CEO, CFO

Mohammad Hasan Hamed is the owner of a moving company named “Star moving” established in 2011 in Jerusalem. For the last 9 years, the company has offered comprehensive home and business relocation and packing services. His company move apartments, condominiums, homes, businesses, and everything in between. The company provides service across Israel. In 2013, Mohammad took a few business and managing courses at University of Jerusalem.

Director Compensation

We have not established standard compensation arrangements for our Directors, and the compensation payable to each individual for their service on our Board will be determined from time to time by our Board of Directors (the “Board”) based upon the amount of time expended by each of the Directors on our behalf. Currently, executive officers of our Company who are also members of the Board of Directors do not receive any compensation specifically for their services as Directors.

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

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

Summary Compensation Table

			(a)	(b)	©
Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total Compensation
Mohammad Hasan Hamed, CEO	2023	$0	$0	$0	$0	$0
Mohammad Hasan Hamed, CEO	2022	$0	$0	$0	$0	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this filing, certain information concerning the beneficial ownership of our Common Stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding Common Stock; (ii) each Director; (iii) each named executive officer; and (iv) all of our executive officers and Directors as a group, and their percentage ownership and voting power. As of November 30, 2023, there were 5,800,000 shares of our Common Stock issued and outstanding.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of our Common Stock, except to the extent authority is shared by spouses under community property laws. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of the Company, 8855 SW Holly Lane, Wilsonville, OR 97070.

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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid or payable to our registered public accounting firm for its annual audit and quarterly reviews during the year ended November 30, 2023, and November 30, 2022, were as follows:

	November 30, 2023	November 30, 2022
Audit Fees and Audit Related Fees: - Michael Gillespie & Associates, PLLC	$1,250	$11,250
- Richard Bolko	1,500	—
- Barton CPA PLLC	22,000	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$24,750	$11,250

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

BestGofer Inc.

By: /S/ Mohammad Hasan Hamed	Date: January 17, 2024
Mohammad Hasan Hamed
President/CEO/CFO and
Principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mohammad Hasan Hamed	President/CEO/CFO, Principal Executive Officer and Principal Accounting Officer	January 17, 2024