Form 10-Q
period 2024-02-29
BestGofer Inc.
filed 2024-04-19
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

10 Nisan Beck St.

Jerusalem, Israel 91034

(972) 03-9117987

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as on April 16, 2024, is 5,880,000 shares.

BESTGOFER INC.

BESTGOFER INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BESTGOFER INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	February 29, 2024	November 30, 2023

ASSETS
Non-Current assets
Advance to vendor	$12,500	$12,500
Total non-current assets	12,500	12,500
Total assets	$12,500	$12,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	54,077	43,535
Accrued expenses	22,000	24,400
Due to related party	16,925	15,550
Total current liabilities	93,002	83,485

Stockholders’ deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 0 issued and outstanding as of February 29, 2024 and November 30, 2023 respectively	-	-
Common stock: $0.001 par value, 190,000,000 shares authorized, 5,880,000 shares issued and outstanding as of February 29, 2024 and November 30, 2023 respectively	5,880	5,880
Additional paid-in capital	75,226	75,226
Accumulated deficit	(161,608)	(152,091)
Total stockholders’ deficit	(80,502)	(70,985)

Total liabilities and stockholders’ deficit	$12,500	$12,500

The accompanying notes are an integral part of these unaudited financial statements.

BESTGOFER INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	February 29, 2024	February 28, 2023

Revenue	$-	$-

Expenses
General and administration	3,916	3,090
Professional fees	5,601	3,578
Total expenses	9,517	6,668

Net loss	$(9,517)	$(6,668)

Basic and diluted loss per common share	$(0.002)	$(0.001)
Weighted average number of common shares outstanding - basic and diluted	5,880,000	5,880,000

The accompanying notes are an integral part of these unaudited financial statements.

BESTGOFER INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the three months ended February 28, 2023

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at November 30, 2022	-	$-	5,880,000	$5,880	$75,226	$(108,299)	$(27,193)
Net loss for the period ended February 28, 2023	-	-	-	-	-	(6,668)	(6,668)
Balance at February 28, 2023	-	$-	5,880,000	$5,880	$75,226	$(114,967)	$(33,861)

For the three months ended February 29, 2024

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at November 30, 2023	-	$-	5,880,000	$5,880	$75,226	$(152,091)	$(70,985)
Net loss for the period ended February 29, 2024	-	-	-	-	-	(9,517)	(9,517)
Balance at February 29, 2024	-	$-	5,880,000	$5,880	$75,226	$(161,608)	$(80,502)

The accompanying notes are an integral part of these unaudited financial statements.

BESTGOFER INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended
	February 29, 2024	February 28, 2023
Cash flow from operating activities
Net loss	$(9,517)	$(6,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Increase in accounts payable	10,542	3,418
Increase (decrease) in accrued expenses	(2,400)	2,000
Net cash used in operating activities	$(1,375)	$(1,250)

Cash flows from investing activities	$-	$-

Cash flow from financing activities
Proceeds from related party	1,375	1,250
Net cash provided to financing activities	$1,375	$1,250

Net increase/(decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BESTGOFER, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended February 29, 2024.

Accounting Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Accordingly, actual results could differ from those estimates.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

As of February 29, 2024, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these Deferred Initial Public Offering (“IPO”) Issuance Costs.

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

Capital Stock

The Company has authorized one hundred ninety million (190,000,000) shares of Common Stock and ten million (10,000,000) preferred stock with a par value of $0.001. Five million eight hundred eighty thousand (5,880,000) shares of Common Stock were issued and outstanding as of February 29, 2024 and November 30, 2023.

No shares of Preferred Stock were issued or outstanding as of February 29, 2024 and November 30, 2023.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

NOTE B - GOING CONCERN

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

In the past year, the Company funded operations by using cash proceeds received from related party (See Note D). For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

NOTE C - COMMON STOCK

On September 17, 2022, the Company increased authorized share capital to 200,000,000 of which 190,000,000 shares will be Common Stock, with a par value of $0.001 per share and 10,000,000 shares will be Preferred Stock, with par value of $0.001 per share.

As at February 29, 2024 and November 30, 2023, 5,880,000 Common shares were issued and outstanding.

NOTE D - RELATED PARTY TRANSACTIONS

On February 09, 2022, the Company received $4,500 from Mohammad Hasan Hamed, President of the Company towards Company operating expenses. The Company will repay the amount once the Company generates sufficient cash flow.

On May 03, 2022, the Company received $5,000 from Mohammad Hasan Hamed, President of the Company towards Company operating expenses. The Company will repay the amount once the Company generates sufficient cash flow.

On May 04, 2022, the Company received $1,750 from Mohammad Hasan Hamed, President of the Company towards Company operating expenses. The Company will repay the amount once the Company generates sufficient cash flow.

During September 2022, the Company received $1,550 from Mohammad Hasan Hamed, President of the Company towards Company operating expenses. The Company will repay the amount once the Company generates sufficient cash flow.

During January 2023, the Company received $1,250 from Mohammad Hasan Hamed, President of the towards company operating expenses. The Company will repay the amount once the Company generates sufficient cash flow.

During April 2023, the Company received $1,500 from Mohammad Hasan Hamed, President of the Company towards Company operating expenses. The Company will repay the amount once the Company generates sufficient cash flow.

During January 2024, Company received $1,375 from Mohammad Hasan Hamed, President of the Company towards Company operating expenses. The Company will repay the amount once the Company generates sufficient cash flow.

As at February 29, 2024, and November 30, 2023, amounts due to related parties are $16,925 and $15,550, respectively.

NOTE E - SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after February 29, 2024, through April 16, 2024 and determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended February 29, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our unaudited financial statement as of February 29, 2024, that appears elsewhere in this registration statement. This registration statement contains certain forward-looking statements, and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Plan of Operation

Liquidity and Capital Resources

As of February 29, 2024, the company has $12,500 in total assets. These assets are in the form of prepaid expenses of $12,500, As of February 29, 2024, the company has $93,002 in liabilities. These liabilities are in the form of due to related party $16,925, accrued expenses $22,000 and accounts payable $54,077.

As of November 30, 2023, the company has $12,500 in total assets. These assets are in the form of prepaid expenses of $12,500. As of November 30, 2023, the company has $83,485 in liabilities. These liabilities are in the form of due to related party $15,550, accrued expenses $24,400 and accounts payable $43,535. Accumulated deficit as of February 29, 2024, and November 30, 2023, is $(161,608) and $(152,091), respectively.

Net cash used in operating activities for the three months period ended February 29, 2024, and February 28, 2023, was $(1,375) and $(1,250). Cash flows from financing activities for the three months period ended February 29, 2024, and February 28, 2023, was $1,375 and $1,250.

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs.

The Company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Results of Operations

Overview for the three months ended February 29, 2024, and February 28, 2023

Lack of Revenues

We have a limited operational history. For the three months ended February 29, 2024, and February 28, 2023, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended February 29, 2024, and February 28, 2023, were $9,517 and $6,668. Operating expenses consisted of general and administration expenses $3,916 and professional fees

$5,601 for the three months ended February 29, 2024, and operating expenses consisted of general and administrative expenses $3,090 and professional fees $3,578 for the three months ended February 28, 2023.

Net Loss

During the three months ended February 29, 2024, and February 28, 2023, the Company recognized net losses of $9,517 and $6,668, respectively.

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

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. As of February 29, 2024, there were no share equivalents outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of February 29, 2024, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of  February 29, 2024, our Company’s disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of February 29, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of February 29, 2024, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended February 29, 2024, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit	Description
31.1

Certification of Chief Executive Officer of BestGofer Inc, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Accounting Officer of BestGofer Inc, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of BestGofer Inc, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
32.2	Certification of Principal Accounting Officer of BestGofer Inc, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BestGofer Inc.

Date: April 16, 2024	By: /s/ Mohammad Hasan Hamed
Mohammad Hasan Hamed, President/CEO/CFO and Principal Accounting Officer