Form 10-Q
period 2024-05-31
BestGofer Inc.
filed 2024-07-17
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as on July 16, 2024, is 5,880,000 shares.

BESTGOFER INC.

BESTGOFER INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BESTGOFER INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	May 31, 2024	November 30, 2023

ASSETS
Current assets
Prepaid expenses	$-	$12,500
Total current assets	-	12,500

Other advance	12,500
Total assets	$12,500	$12,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	90,984	43,535
Accrued expenses	-	24,400
Due to related party	16,925	15,550
Total current liabilities	107,909	83,485

Stockholders’ deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 0 issued and outstanding as of May 31, 2024 and November 30, 2023 respectively	-	-
Common stock: $0.001 par value, 190,000,000 shares authorized, 5,880,000 shares issued and outstanding as of May 31, 2024 and November 30, 2023 respectively	5,880	5,880
Additional paid-in capital	75,226	75,226
Accumulated deficit	(176,515)	(152,091)
Total stockholders’ deficit	(95,409)	(70,985)

Total liabilities and stockholders’ deficit	$12,500	$12,500

The accompanying notes are an integral part of these unaudited financial statements.

BESTGOFER INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended May 31,		For the six months ended May 31,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-

Expenses
General and administration	3,499	4,229	7,415	7,320
Professional fees	11,408	4,038	17,009	7,615
Total expenses	14,907	8,267	24,424	14,935

Net loss	$(14,907)	$(8,267)	$(24,424)	$(14,935)

Basic and diluted loss per common share	$(0.003)	$(0.001)	$(0.004)	$(0.003)
Weighted average number of common shares outstanding - basic and diluted	5,880,000	5,880,000	5,880,000	5,880,000

The accompanying notes are an integral part of these unaudited financial statements.

BESTGOFER INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the three and six months ended May 31, 2023

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at November 30, 2022	-	$-	5,880,000	$5,880	$75,226	$(108,299)	$(27,193)
Net loss for the period ended Feb 28, 2023	-	-	-	-	-	(6,668)	(6,668)
Balance at Feb 28, 2023	-	$-	5,880,000	$5,880	$75,226	$(114,967)	$(33,861)

Balance at Feb 28, 2023	-	$-	5,880,000	$5,880	$75,226	$(114,967)	$(33,861)
Net loss for the period ended May 31, 2023	-	-	-	-	-	(8,267)	(8,267)
Balance at May 31, 2023	-	$-	5,880,000	$5,880	$75,226	$(123,234)	$(42,128)

For the three and six months ended May 31, 2024

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders’ Deficit
Balance at November 30, 2023	-	$-	5,880,000	$5,880	$75,226	$(152,091)		$(70,985)
Net loss for the period ended Feb 29, 2024	-	-	-	-	-	(9,517)		(9,517)
Balance at Feb 29, 2024	-	$-	5,880,000	$5,880	$75,226	$(161,608)		$(80,502)

Balance at Feb 29, 2024	-	$-	5,880,000	$5,880	$75,226	$(161,608)	$
Net loss for the period ended May 31, 2024	-	-	-	-	-	(14,907)		(14,907)
Balance at May 31, 2024	-	$-	5,880,000	$5,880	$75,226	$(176,515)		$(95,409)

The accompanying notes are an integral part of these unaudited financial statements.

BESTGOFER INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended May 31,
	2024	2023
Cash flow from operating activities
Net loss	$(24,424)	$(14,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Increase in accounts payable	47,449	9,785
Increase (decrease) in accrued expenses	(24,400)	2,400
Net cash used in operating activities	$(1,375)	$(2,750)

Cash flows from investing activities	$-	$-

Cash flow from financing activities
Proceeds from related party	1,375	2,750
Net cash provided to financing activities	$1,375	$2,750

Net increase/(decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BESTGOFER, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2024

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six months ended May 31, 2024.

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

As of May 31, 2024, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these Deferred Initial Public Offering (“IPO”) Issuance Costs.

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

Capital Stock

The Company has authorized one hundred ninety million (190,000,000) shares of Common Stock and ten million (10,000,000) preferred stock with a par value of $0.001. Five million eight hundred eighty thousand (5,880,000) shares of Common Stock were issued and outstanding as of May 31, 2024 and November 30, 2023.

No shares of Preferred Stock were issued or outstanding as of May 31, 2024 and November 30, 2023.

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

As at May 31, 2024 and November 30, 2023, 5,880,000 Common shares were issued and outstanding.

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

As at May 31, 2024, and November 30, 2023, amounts due to related parties are $16,925 and $15,550, respectively.

NOTE E - SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after May 31, 2024, through July 15, 2024 and determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended May 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our unaudited financial statement as of May 31, 2024, that appears elsewhere in this registration statement. This registration statement contains certain forward-looking statements, and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Plan of Operation

Liquidity and Capital Resources

As of May 31, 2024, the company has $12,500 in total assets. These assets are in the form of advance to vendors of $12,500, As of May 31, 2024, the company has $107,909 in liabilities. These liabilities are in the form of due to related party $16,925, and accounts payable $90,984.

As of November 30, 2023, the company has $12,500 in total assets. These assets are in the form of prepaid expenses of $12,500. As of November 30, 2023, the company has $83,485 in liabilities. These liabilities are in the form of due to related party $15,550, accrued expenses $24,400 and accounts payable $43,535. Accumulated deficit as of May 31, 2024, and November 30, 2023, is $(176,515) and $(152,091), respectively.

Net cash used in operating activities for the six months period ended May 31, 2024, and May 31, 2023, was $(1,375) and $(2,750). Cash flows from financing activities for the six months period ended May 31, 2024, and May 31, 2023, was $1,375 and $2,750.

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs.

The Company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Results of Operations

Overview for the six months ended May 31, 2024, and May 31, 2023

Lack of Revenues

We have a limited operational history. For the six months ended May 31, 2024, and May 31, 2023, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the six months ended May 31, 2024, and May 31, 2023, were $24,424 and $14,935. Operating expenses consisted of general and administration expenses $7,415 and professional fees $17,009 for the six months ended May 31, 2024, and operating expenses consisted of general and administrative expenses $7,320 and professional fees $7,615 for the six months ended May 31, 2023.

Net Loss

During the six months ended May 31, 2024, and May 31, 2023, the Company recognized net losses of $24,424 and $14,935 respectively.

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

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. As of May 31, 2024, there were no share equivalents outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2024, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of May 31, 2024, our Company’s disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of May 31, 2024, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended May 31, 2024, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

BestGofer Inc.

Date: July 16, 2024	By: /s/ Mohammad Hasan Hamed
Mohammad Hasan Hamed, President/CEO/CFO and Principal Accounting Officer