Form 10-Q/A
period 2024-08-31
BestGofer Inc.
filed 2024-12-10
CIK 1722556

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During January 2023, the Company received $1,250 from Mohammad Hasan Hamed, President of the Company, towards company operating expenses. The Company will repay the amount once the Company generates sufficient cash flow.

During April 2023, the Company received $1,500 from Mohammad Hasan Hamed, President of the Company, towards Company operating expenses. The Company will repay the amount once the Company generates sufficient cash flow.

During January 2024, Company received $1,375 from Mohammad Hasan Hamed, President of the Company, towards Company operating expenses. The Company will repay the amount once the Company generates sufficient cash flow.

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

BestGofer Inc.

Date: December 10, 2024	By: /s/ Mohammad Hasan Hamed
Mohammad Hasan Hamed, President/CEO/CFO and Principal Accounting Officer