Form 10-K
period 2024-11-30
BestGofer Inc.
filed 2025-03-06
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was $0.00.

The number of shares outstanding of each of the issuer’s classes of Common Stock, as of March 5, 2025 is 5,880,000 shares.

ii

BESTGOFER INC.

iii

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

Drivers will be recruited through websites targeting career opportunities. We plan to engage independent website construction contractors who will design, approve logarithms, individual page content and then test and approve the site launch. It is planned to launch the website during the fiscal year ending November 30, 2025.

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

•Facebook

•X (formally known as Twitter)

•Instagram

•Snapchat

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

Holders

As of November 30, 2024, the Company had thirty-one (31) shareholders of record of its Common Stock

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

Recent Sales of Unregistered Securities:

None

Item 6. Selected Financial Data.

The Index to Condensed Financial Statements and Schedules appears on page 7.

The Report of Independent Registered Public Accounting Firm appears on page 10, and the Condensed Financial Statements and Notes to Condensed Financial Statements appear beginning on 11.

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue at November 30, 2024 or 2023.

Comparison of the Years Ended November 30, 2024, and 2023

Lack of Revenues

We have a limited operational history. During the years ended November 30, 2024 and 2023, we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended November 30, 2024, and 2023 were $27,562 and $43,792 respectively. Operating expenses consisted of general and administrative expenses of $11,538, professional fees of $21,478 and other income debt forgiveness $5,454 for the year ended November 30, 2024. Operating expenses consisted of general and administrative expenses of $14,089 and professional fees of $29,703 for the year ended November 30, 2023.

Net Loss

During the years ended November 30, 2024 and 2023, the Company recognized net loss of $27,562 and $43,792, respectively.

Liquidity and Capital Resources

Our capital resources have been obtained through loans from related party (Director).

As of November 30, 2024, the Company has $12,500 in total assets. These assets are in the form of other advances, $12,500. As of November 30, 2024, the Company has $111,047 in liabilities. These liabilities are in the form of accounts payable, $94,122 and amounts due to the related party, $16,925.

As of November 30, 2023, the Company has $12,500 in total assets. These assets are in the form of prepaid expenses, $12,500. As of November 30, 2023, the Company has $83,485 in liabilities. These liabilities are in the form of due to the related party $15,550,  accounts payable, $43,535,and accrued expenses $24,400.

Accumulated deficit as of November 30, 2024, and 2023, is $179,653 and $152,091, respectively.

Cash flows from operating activities

Net cash used in operating activities for the year ended November 30, 2024, and 2023, was $1,375 and $2,750, respectively.

Cash flows from financing activities

Cash flows from financing activities for the year ended November 30, 2024, and 2023, was $1,375 and $2,750, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data.

BestGofer Inc.

TABLE OF CONTENTS

NOVEMBER 30, 2024

Certified Public Accountants and Advisors

A PCAOB Registered Firm

713-489-5635   bartoncpafirm.com  Cypress, Texas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

BestGofer Inc.

Opinion on the Financial Statements

We have audited the accompanying condensed balance sheets of BestGofer Inc. as of November 30, 2024, and the related condensed statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of BestGofer Inc. as of November 30, 2024, and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

Thes financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to BestGofer Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. BestGofer Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, and therefore a substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Critical Audit Matters

Critical audit matters are matters arising from the current periods audits of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. According to PCAOB AS 3101, communication of critical audit matters is not required in the auditors unqualified report for audits of emerging growth companies. We have communicated any such matters to the board and or management, as applicable.

We have served as BestGofer Inc.’s auditor since 2023.

/s/ Barton CPA PLLC

Barton CPA PLLC

Cypress, Texas

March 3, 2025

PCAOB, Firm ID 6968

BESTGOFER INC.

CONDENSED BALANCE SHEETS

	November 30, 2024	November 30, 2023

ASSETS
Current assets
Prepaid expenses	$-	$12,500
Total current assets	-	12,500

Other advances	12,500
Total assets	$12,500	$12,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	94,122	43,535
Accrued expenses	-	24,400
Due to related party	16,925	15,550
Total current liabilities	111,047	83,485

Stockholders’ deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 0 issued and outstanding as of November 30, 2024 and November 30, 2023 respectively	-	-
Common stock: $0.001 par value, 190,000,000 shares authorized, 5,880,000 shares issued and outstanding as of November 30, 2024 and November 30, 2023 respectively	5,880	5,880
Additional paid-in capital	75,226	75,226
Accumulated deficit	(179,653)	(152,091)
Total stockholders’ deficit	(98,547)	(70,985)

Total liabilities and stockholders’ deficit	$12,500	$12,500

The accompanying notes are an integral part of these financial statements.

BESTGOFER INC.

CONDENSED STATEMENTS OF OPERATIONS

	For the year ended November 30,
	2024	2023

Revenue	$-	$-

Expenses
General and administration	11,538	14,089
Professional fees	21,478	29,703
Total expenses	33,016	43,792

Other income (expenses)
Debt forgiveness	5,454	-
Total other income (expenses)	5,454	-

Net loss	$(27,562)	$(43,792)

Basic and diluted loss per common share	$(0.005)	$(0.007)
Weighted average number of common shares outstanding - basic and diluted	5,880,000	5,880,000

The accompanying notes are an integral part of these financial statements.

BESTGOFER INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended November 30, 2023 & 2024

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at November 30, 2022	-	$-	5,880,000	$5,880	$75,226	$(108,299)	$(27,193)
Net loss for the period ended Nov. 30, 2023	-	-	-	-	-	(43,792)	(43,792)
Balance at Nov. 30, 2023	-	$-	5,880,000	$5,880	$75,226	$(152,091)	$(70,985)

Balance at Nov. 30, 2023	-	$-	5,880,000	$5,880	$75,226	$(152,091)	$(70,985)
Net loss for the period ended Nov. 30, 2024	-	-	-	-	-	(27,562)	(27,562)
Balance at Nov. 30, 2024	-	$-	5,880,000	$5,880	$75,226	$(179,653)	$(98,547)

The accompanying notes are an integral part of these financial statements.

BESTGOFER INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended November 30,
	2024	2023
Cash flow from operating activities
Net loss	$(27,562)	$(43,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt forgiveness	(5,454)	-
Changes in Operating Assets and Liabilities:
Increase in accounts payable	56,041	16,642
Increase (decrease) in accrued expenses	(24,400)	24,400
Net cash used in operating activities	$(1,375)	$(2,750)

Cash flows from investing activities	$-	$-

Cash flow from financing activities
Proceeds from related party	1,375	2,750
Net cash provided to financing activities	$1,375	$2,750

Net increase/(decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BESTGOFER, INC

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2024

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of BestGofer Inc. “the Company” is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended November 30, 2024.

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

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

Capital Stock

No shares of Preferred Stock were issued or outstanding as of November 30, 2024 and November 30, 2023.

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

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully raise funds through the capital market. and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

In the past year, the Company funded operations by using cash proceeds received from related party (See Note 5). For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

BESTGOFER, INC

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2024

(Unaudited)

NOTE 3 - ACCOUNTS PAYABLE

Accounts payable movements during the current and previous years are presented below:

	For the year ended November 30,
	2024	2023
Opening balance of accounts payables	$43,535	$26,893
Addition of payables	57,416	19,392
Settlement of payables	(1,375)	(2,750)
Payable forgiven	(5,454)	-

Closing balance of accounts payables	$94,122	$43,535

Percentage of vendor concentration and number of vendor details are presented below:

	For the year ended November 30, 2024		For the year ended November 30, 2023
	Percentage of vendor concentration	No of vendors	Percentage of vendor concentration	No of vendors
Accounts payable	96%	3	95%	2

As at November 30, 2024, and November 30, 2023, amounts due to accounts payable vendors are $94,122 and $43,535, respectively.

NOTE 4 - COMMON STOCK

Common Stock

As at November 30, 2024, and November 30, 2023, the Company’s authorized stock consists of 190,000,000 shares of common stock at a par value of $0.001 per share and 10,000,000 shares of preferred stock at a par value of $0.001 per share, respectively.

As at November 30, 2024, and November 30, 2023, the Company’s issued and outstanding consists of 5,880,000 shares of common stock.

Preferred Stock

As of November 30, 2024, and November 30, 2023, the Company has no shares of preferred stock issued and outstanding, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

BESTGOFER, INC

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2024

(Unaudited)

During September 2022, the Company received $1,550 from Mohammad Hasan Hamed, President of the Company towards Company operating expenses. The Company will repay the amount once the Company generates sufficient cash flow.

During January 2023, the Company received $1,250 from Mohammad Hasan Hamed, President of the Company towards company operating expenses. The Company will repay the amount once the Company generates sufficient cash flow.

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

As at November 30, 2024, and November 30, 2023, amounts due to related parties are $16,925 and $15,550, respectively.

NOTE 6 - INCOME TAXES

For the year ended November 30, 2024, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $179,653 at November 30, 2024, and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended November 30,
	2024	2023
Income tax expense (benefit) at statutory rate	$(5,788)	$(9,196)
Change in valuation allowance	5,788	9,196
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of November 30, 2024 and 2023:

	November 30, 2024	November 30, 2023
Gross deferred tax asset	$37,727	$31,939
Valuation allowance	(37,727)	(31,939)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $179,653 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of November 30, 2024.

BESTGOFER, INC

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2024

(Unaudited)

NOTE 7 - SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after November 30, 2024, through March 5, 2025 and report the below transaction.

During December 2024, the Director of the Company Mohammad Hasan Hamed provided working capital of $35,000 towards the payment for audit fees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

As of November 30, 2024, Chief Executive Officer of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be not effective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2024.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended November 30, 2024, that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures, or the Company’s internal controls over financial reporting, will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitations on all internal control systems, the Company’s internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or because the degree of compliance with the policies and procedures may deteriorate.

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2023, under the framework in Internal Control-Integrated Framework (2013), and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

Mohammad Hasan Hamed, Pres, Sec, Treas, Dir, CEO, CFO

Mohammad Hasan Hamed is the owner of a moving company named “Star moving” established in 2011 in Jerusalem. For the last 9 years, the company has offered comprehensive home and business relocation and packing services. His company moves apartments, condominiums, homes, businesses, and everything in between. The company provides service across Israel. In 2013, Mohammad took a few business and managing courses at University of Jerusalem.

Director Compensation

We have not established standard compensation arrangements for our Directors, and the compensation payable to each individual for their service on our Board will be determined from time to time by our Board of Directors (the “Board”) based upon the amount of time expended by each of the Directors on our behalf. Currently, executive officers of our Company who are also members of the Board of Directors do not receive any compensation, specifically for their services as Directors.

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

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

Summary Compensation Table

			(a)	(b)	(c)
Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total Compensation
Mohammad Hasan Hamed, CEO	2024	$0	$0	$0	$0	$0
Mohammad Hasan Hamed, CEO	2023	$0	$0	$0	$0	$0

Our Board determines the compensation given to our executive officers in their sole determination. Our Board reserves the right to pay our executive or any future executives a salary, and/or issue them shares of our Common Stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board has not granted any performance-based stock options to date, our Board reserves the right to grant such options in the future, if our Board, in its sole determination, believes such grants would be in the best interest of our Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this filing, certain information concerning the beneficial ownership of our Common Stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding Common Stock; (ii) each Director; (iii) each named executive officer; and (iv) all of our executive officers and Directors as a group, and their percentage ownership and voting power. As of November 30, 2024, there were 5,880,000 shares of our Common Stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On September 7, 2017, 1,900,000 shares of BestGofer’s Common Stock were issued to Gal Abotbol and Levi Yehuda each were then officers and Directors of the Company, at the price of $0.005 per share (a total of 3,800,000 shares of Common Stock and $19,000). On August 21, 2020 both sold 100% of their shares to Mohammad Hasan Hamed.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the officer of the Company to use at no charge.

There have been no additional transactions since the beginning of the Company’s last fiscal year, nor any proposed transactions in which the Company was or is to be a participant that are required to be disclosed under Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid or payable to our registered public accounting firm for its annual audit and quarterly reviews during the year ended November 30, 2024, and November 30, 2023, were as follows:

	November 30, 2024	November 30, 2023
Audit Fees and Audit Related Fees:
Michael Gillespie & Associates, PLLC	$1,375	$1,250
Richard Bolko	---	1,500
Barton CPA PLLC	13,000	22,000
Tax Fees	---	---
All Other Fees	---	---
TOTAL	$14,375	$24,750

In the above table, “audit fees” are fees billed by our Company’s external auditor for services provided in auditing our Company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements.

“Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

“All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

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

BestGofer Inc.

By: /s/ Mohammad Hasan Hamed	Date: March 5, 2024
Mohammad Hasan Hamed, President/CEO/CFO and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mohammad Hasan Hamed	President/CEO/CFO, Principal Executive Officer and Principal Accounting Officer	March 5, 2025