Form 10-Q
period 2025-02-28
BestGofer Inc.
filed 2025-04-21
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as on April 21, 2025, is 5,880,000 shares.

BESTGOFER INC.

BESTGOFER INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BESTGOFER INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	February 28, 2025	November 30, 2024

ASSETS
Non-Current assets
Other advances	$12,500	$12,500
Total non-current assets	12,500	12,500
Total assets	$12,500	$12,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	60,422	94,122
Due to related party	61,425	16,925
Total current liabilities	121,847	111,047

Stockholders’ deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 0 issued and outstanding as of February 28, 2025 and November 30, 2024 respectively	-	-
Common stock: $0.001 par value, 190,000,000 shares authorized, 5,880,000 shares issued and outstanding as of February 28, 2025 and November 30, 2024 respectively	5,880	5,880
Additional paid-in capital	75,226	75,226
Accumulated deficit	(190,453)	(179,653)
Total stockholders’ deficit	(109,347)	(98,547)

Total liabilities and stockholders’ deficit	$12,500	$12,500

The accompanying notes are an integral part of these unaudited financial statements.

BESTGOFER INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	February 28, 2025	February 29, 2024

Revenue	$-	$-

Expenses
General and administration	4,800	3,916
Professional fees	6,000	5,601
Total expenses	10,800	9,517

Net loss	$(10,800)	$(9,517)

Basic and diluted loss per common share	$(0.002)	$(0.002)
Weighted average number of common shares outstanding - basic and diluted	5,880,000	5,880,000

The accompanying notes are an integral part of these unaudited financial statements.

BESTGOFER INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the three months ended February 29, 2024 and February 28, 2025

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at Nov. 30, 2023	-	$-	5,880,000	$5,880	$75,226	$(152,091)	$(70,985)
Net loss for the period ended Feb. 29, 2024	-	-	-	-	-	(9,517)	(9,517)
Balance at Feb. 29, 2024	-	$-	5,880,000	$5,880	$75,226	$(161,608)	$(80,502)

Balance at Nov. 30, 2024	-	$-	5,880,000	$5,880	$75,226	$(179,653)	$(98,547)
Net loss for the period ended Feb. 28, 2025	-	-	-	-	-	(10,800)	(10,800)
Balance at Feb. 28, 2025	-	$-	5,880,000	$5,880	$75,226	$(190,453)	$(109,347)

The accompanying notes are an integral part of these unaudited financial statements.

BESTGOFER INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended
	February 28, 2025	February 29, 2024
Cash flow from operating activities
Net loss	$(10,800)	$(9,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable	(33,700)	10,542
Increase (decrease) in accrued expenses	-	(2,400)
Net cash used in operating activities	$(44,500)	$(1,375)

Cash flow from financing activities
Proceeds from related party	44,500	1,375
Net cash provided to financing activities	$44,500	$1,375

Net increase/(decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

BESTGOFER, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended February 28, 2025.

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

FEBRUARY 28, 2025

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

Capital Stock

No shares of Preferred Stock were issued or outstanding as of February 28, 2025 and November 30, 2024.

BESTGOFER, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

(Unaudited)

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

BESTGOFER, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

(Unaudited)

NOTE 3 - ACCOUNTS PAYABLE

Accounts payable movements during the current and previous years are presented below:

	February 28, 2025	November 30, 2024
Opening balance of accounts payables	$94,122	$43,535
Addition of payables	10,800	57,416
Settlement of payables	(44,500)	(1,375)
Payable forgiven	-	(5,454)

Closing balance of accounts payables	$60,422	$94,122

Percentage of vendor concentration and number of vendor details are presented below:

	February 28, 2025		November 30, 2024
	Percentage of vendor concentration	No of vendors	Percentage of vendor concentration	No of vendors
Accounts payable	99%	2	96%	3

As at February 28, 2025, and November 30, 2024, amounts due to accounts payable vendors are $60,422 and $94,122 respectively.

NOTE 4 - COMMON STOCK

Common Stock

As at February 28, 2025 and November 30, 2024, the Company’s authorized stock consists of 190,000,000 shares of common stock at a par value of $0.001 per share and 10,000,000 shares of preferred stock at a par value of $0.001 per share, respectively.

As at February 28, 2025 and November 30, 2024, the Company’s issued and outstanding consists of 5,880,000 shares of common stock.

Preferred Stock

As of February 28, 2025 and November 30, 2024, the Company has no shares of preferred stock issued and outstanding, respectively.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

(Unaudited)

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

During February 2025, Company received $44,500 from Mohammad Hasan Hamed, President of the Company towards Company operating expenses. The Company will repay the amount once the Company generates sufficient cash flow

As at February 28, 2025, and November 30, 2024, amounts due to related parties are $61,425 and $16,925, respectively.

NOTE 6 - SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after February 28, 2025, through April 21, 2025 and determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended February 28, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our unaudited financial statement as of February 28, 2025, that appears elsewhere in this registration statement. This registration statement contains certain forward-looking statements, and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments.

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

Plan of Operation

Liquidity and Capital Resources

As of February 28, 2025, the Company has $12,500 in total assets. These assets are in the form of advance to vendors of $12,500, As of February 28, 2025, the company has $121,847 in liabilities. These liabilities are in the form of due to related party $61,425 and accounts payable $60,422.

As of November 30, 2024, the Company has $12,500 in total assets. These assets are in the form of prepaid expenses of $12,500. As of November 30, 2024, the company has $111,047 in liabilities. These liabilities are in the form of due to related party $16,925 and accounts payable $94,122. Accumulated deficit as of February 28, 2025, and November 30, 2024, is $190,453 and $179,653, respectively.

Net cash used in operating activities for the three months period ended February 28, 2025, and February 29, 2024, was $44,500 and $1,375. Cash flows from financing activities for the three months period ended February 28, 2025, and February 29, 2024, was $44,500 and $1,375.

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs.

The Company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Results of Operations

Overview for the three months ended February 28, 2025, and February 29, 2024

Lack of Revenues

We have a limited operational history. For the three months ended February 28, 2025, and February 29, 2024, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended February 28, 2025, and February 29, 2024, were $10,800 and $9,517. Operating expenses consisted of general and administration expenses $4,800 and professional fees $6,000 for the three months ended February 28, 2025, and operating expenses consisted of general and administrative expenses $3,916 and professional fees $5,601 for the three months ended February 29, 2024.

Net Loss

During the three months ended February 28, 2025, and February 29, 2024, the Company recognized net losses of $10,800 and $9,517 respectively.

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

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. As of February 28, 2025, there were no share equivalents outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of February 28, 2025, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of February 28, 2025, our Company’s disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of February 28, 2025, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended February 28, 2025, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

BestGofer Inc.

Date: April 21, 2025	By: /s/ Mohammad Hasan Hamed
Mohammad Hasan Hamed, President/CEO/CFO and Principal Accounting Officer