Form 10-K/A
period 2024-11-30
BestGofer Inc.
filed 2025-06-27
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

A PCAOB Registered Firm

713-489-5635   bartoncpafirm.com  Cypress, Texas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

BestGofer Inc.

Opinion on the Financial Statements

We have audited the accompanying condensed balance sheets of BestGofer Inc. as of November 30, 2024 and 2023, and the related condensed statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of BestGofer Inc. as of November 30, 2024 and 2023, and the results of its operations and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

Thes financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to BestGofer Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

BestGofer Inc.

By: /s/ Mohammad Hasan Hamed	Date: June 26, 2024
Mohammad Hasan Hamed, President/CEO/CFO and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mohammad Hasan Hamed	President/CEO/CFO, Principal Executive Officer and Principal Accounting Officer	June 26, 2025