Form 10-Q/A
period 2025-02-28
BestGofer Inc.
filed 2025-07-02
CIK 1722556

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

EXPLANATORY NOTE

BestGofer Inc. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2025 filed with the Securities and Exchange Commission (the “SEC”) on April 21, 2025 (the “Original Filing”). This Amendment is being filed solely for the purpose of updating Exhibits 31.1 and 31.2.

Except for the foregoing, the Original Filing remains unchanged. This Amendment does not reflect any events occurring after the filing of the Original Filing nor does it modify or otherwise update in any way disclosures made in the Original Filing. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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
31.1

Certification of Principal Executive Officer of BestGofer Inc, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Principal Accounting Officer of BestGofer Inc, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive and Financial Officer of BestGofer Inc, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.**
101	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q/A.*

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BestGofer Inc.

Date: July 1, 2025	By: /s/ Mohammad Hasan Hamed
Mohammad Hasan Hamed, President/CEO/CFO and Principal Accounting Officer