Form 10-Q
period 2025-08-31
BestGofer Inc.
filed 2025-10-21
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as on October 16, 2025, is 5,900,000 shares.

BESTGOFER INC.

BESTGOFER INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31, 2025	November 30, 2024

ASSETS
Current assets
Bank	62	-
Due from related party	7,890	-
Total current assets	7,952	-

Goodwill	92,048	-
Other advances	12,500	12,500
Total assets	$112,500	$12,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	65,522	94,122
Accrued expenses	3,000	-
Due to related party	63,425	16,925
Total current liabilities	131,947	111,047

Stockholders’ deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 0 issued and outstanding as of August 31, 2025 and November 30, 2024 respectively	-	-
Common stock: $0.001 par value, 190,000,000 shares authorized, 5,900,000 and 5,880,000 shares issued and outstanding as of August 31, 2025 and November 30, 2024 respectively	5,900	5,880
Additional paid-in capital	175,206	75,226
Accumulated deficit	(200,553)	(179,653)
Total stockholders’ deficit	(19,447)	(98,547)
		-
Total liabilities and stockholders’ deficit	$112,500	$12,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended August 31,		For the nine months ended August 31,
	2025	2024	2025	2024

Revenue	$-	$-	$-	$-

Expenses
General and administration	2,400	3,524	11,500	10,938
Professional fees	3,000	375	9,400	17,384
Total expenses	5,400	3,899	20,900	28,322

Net loss	$(5,400)	$(3,899)	$(20,900)	$(28,322)

Basic and diluted loss per common share	$(0.001)	$(0.001)	$(0.004)	$(0.005)
Weighted average number of common shares outstanding - basic and diluted	5,880,217	5,880,000	5,880,073	5,880,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the three and nine months ended August 31, 2025 and 2024

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at Nov. 30, 2023	-	$-	5,880,000	$5,880	$75,226	$(152,091)	$(70,985)
Net loss for the period ended Feb. 29, 2024	-	-	-	-	-	(9,517)	(9,517)
Balance at Feb. 29, 2024	-	$-	5,880,000	$5,880	$75,226	$(161,608)	$(80,502)

Net loss for the period ended May 31, 2024	-	-	-	-	-	(14,907)	(14,907)
Balance at May 31, 2024	-	$-	5,880,000	$5,880	$75,226	$(176,515)	$(95,409)

Net loss for the period ended August 31, 2024	-	-	-	-	-	(3,899)	(3,899)
Balance at August 31, 2024	-	$-	5,880,000	$5,880	$75,226	$(180,414)	$(99,308)

Balance at Nov. 30, 2024	-	$-	5,880,000	$5,880	$75,226	$(179,653)	$(98,547)
Net loss for the period ended Feb. 28, 2025	-	-	-	-	-	(10,800)	(10,800)
Balance at Feb. 28, 2025	-	$-	5,880,000	$5,880	$75,226	$(190,453)	$(109,347)

Net loss for the period ended May 31, 2025	-	-	-	-	-	(4,700)	(4,700)
Balance at May 31, 2025	-	$-	5,880,000	$5,880	$75,226	$(195,153)	$(114,047)

Investment in subsidiary	-	-	20,000	20	99,980	-	100,000
Net loss for the period ended August 31, 2025	-	-	-	-	-	(5,400)	(5,400)
Balance at August 31, 2025	-	$-	5,900,000	$5,900	$175,206	$(200,553)	$(19,447)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended August 31,
	2025	2024
Cash flow from operating activities
Net loss	$(20,900)	$(28,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable	(28,600)	51,347
Increase (decrease) in accrued expenses	3,000	(24,400)
Net cash used in operating activities	$(46,500)	$(1,375)

Cash flow from investing activities
Acquisition of subsidiary, net cash acquired	62	-
Net cash provided by investing activities	$62	$-

Cash flow from financing activities
Proceeds from related party	46,500	1,375
Net cash provided to financing activities	$46,500	$1,375

Net increase/(decrease) in cash	62	-
Cash at beginning of period	-	-
Cash at end of period	$62	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Issue of 20,000 shares to subsidiary during acquisition	$100,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

BestGofer Inc. was incorporated in the State of Nevada in October 2017, with the purpose of developing a consumer delivery system. The Company’s principal office is in Dimona, Israel.

On August 31, 2025, the Company completed the acquisition of Liberty Home Inspection Services LLC (“LHIS”), a Washington-based provider of home inspection services, through the issuance of 20,000 shares of its common stock. Following the acquisition, LHIS became a wholly owned subsidiary of the Company (See Note 7 - Business Combination).

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s website and apps before another company develops similar websites or apps.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of BestGofer Inc. and Subsidiary (the “Company”) is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying consolidated financial statements. These consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the nine months ended August 31, 2025.

The consolidated financial statements include the accounts of BestGofer Inc. and its wholly owned subsidiary LHIS. All intercompany balances and transactions have been eliminated upon consolidation.

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

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of consolidated financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s consolidated financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. The Company’s consolidated financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations. The Company allocates the fair value of purchase consideration to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Any excess of the fair value of the consideration transferred over the fair value of the identifiable net assets acquired is recorded as goodwill. If the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred, a bargain purchase gain is recognized in earnings.

Determining the fair value of assets acquired and liabilities assumed requires management judgment and involves the use of estimates. The results of operations of the acquired business are included in the Company’s consolidated financial statements beginning on the acquisition date.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition-related costs such as legal, accounting, valuation, and consulting fees are expensed as incurred and are not included in the purchase price consideration.

Goodwill arising from business combinations is not amortized but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable.

Capital Stock

No shares of Preferred Stock were issued or outstanding as of August 31, 2025 and November 30, 2024.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

A valuation allowance is established when management determines it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company evaluates tax positions in accordance with ASC 740-10, recognizing the benefit of a tax position only if it is more likely than not to be sustained upon examination by taxing authorities. Any interest and penalties related to uncertain tax positions are recorded as a component of income tax expense.

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

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully raise funds through the capital market. and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

In the past year, the Company funded operations by using cash proceeds received from related party (See Note 6). For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

NOTE 4 - ACCOUNTS PAYABLE

Accounts payable movements during the nine months ended August 31, 2025 and for the year ended November 30, 2024 presented below:

	August 31, 2025	November 30, 2024
Opening balance of accounts payables	$94,122	$43,535
Addition of payables	17,900	57,416
Settlement of payables	(46,500)	(1,375)
Payable forgiven	-	(5,454)

Closing balance of accounts payables	$65,522	$94,122

Percentage of vendor concentration and number of vendor details are presented below:

	August 31, 2025		November 30, 2024
	Percentage of vendor concentration	No of vendors	Percentage of vendor concentration	No of vendors
Accounts payable	100%	2	96%	3

As at August 31, 2025, and November 30, 2024, amounts due to accounts payable vendors are $65,522 and $94,122 respectively.

NOTE 5 - COMMON STOCK

Common Stock

As at August 31, 2025 and November 30, 2024, the Company’s authorized stock consists of 190,000,000 shares of common stock at a par value of $0.001 per share and 10,000,000 shares of preferred stock at a par value of $0.001 per share, respectively.

On August 31, 2025, the company issued 20,000 common shares at $5 on completion of the acquisition agreement signed with Liberty Home Inspection Services LLC.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As at August 31, 2025 and November 30, 2024, the Company’s issued and outstanding consists of 5,900,000 and 5,880,000 shares of common stock respectively.

Preferred Stock

As of August 31, 2025 and November 30, 2024, the Company has no shares of preferred stock issued and outstanding, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

During February 2025, Company received $44,500 from Mohammad Hasan Hamed, President of the Company towards Company operating expenses. The Company will repay the amount once the Company generates sufficient cash flow

During May 2025, Company received $2,000 from Mohammad Hasan Hamed, President of the Company towards Company operating expenses. The Company will repay the amount once the Company generates sufficient cash flow

On August 31, 2025, Company acquired a related-party receivable of $7,890 from Liberty Home Inspection Services LLC. The receivable was recognized at its estimated fair value as of the acquisition date.

As at August 31, 2025, and November 30, 2024, amounts due to related parties are $63,425 and $16,925, respectively.

NOTE 7 - BUSINESS COMBINATION

On August 31, 2025, the Company completed the acquisition of 100% of the membership interests of Liberty Home Inspection Services LLC (“LHIS”), a Washington-based provider of home inspection services, acquired from a third party seller. The acquisition was effected through the issuance of 20,000 shares of the Company’s common stock. Upon closing, the Company assumed all of LHIS’s assets and liabilities, including a related-party receivable of $7,890 due from the former director of LHIS.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations. The total purchase consideration, measured at the fair value of $5 per share, was $100,000, as approved by the Company’s board of directors per the Certified Resolution dated August 31, 2025. The purchase price allocation resulted in the recognition of goodwill of $92,048, primarily attributable to expected operational synergies, established customer relationships, and the assembled workforce.

As the acquisition date and the reporting date were the same (August 31, 2025), LHIS’s results of operations were not included in the consolidated statement of operations for the current period. LHIS will be included in the Company’s consolidated financial results beginning September 1, 2025.

The allocation of the purchase price to the identifiable assets acquired and goodwill recognized is summarized below:

August 31, 2025
Purchase price paid by share issue of 20,000 shares	$100,000
Less: Fair value of tangible assets acquired
Cash at bank	(62)
Due from related party	(7,890)
Fair value of goodwill	$92,048

NOTE 8 - SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after August 31, 2025, through October 21, 2025 and determined that it does not have any subsequent event requiring recording or disclosure in the consolidated financial statements for the period ended August 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our unaudited financial statement as of August 31, 2025, that appears elsewhere in this registration statement. This registration statement contains certain forward-looking statements, and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

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

Plan of Operation

On August 31, 2025, the Company issued 20,000 common shares in completion of the acquisition agreement signed that day. The Company conducts house inspections.

Liquidity and Capital Resources

As of August 31, 2025, the Company has $112,500 in total assets. These assets are in the form of bank balance $62, goodwill of $ 92,048, due from related party of $7,890 and advance to vendor of $12,500, As of August 31, 2025, the company has $131,947 in liabilities. These liabilities are in the form of due to related party $63,425, accounts payable $65,522 and accrued expenses $3,000.

As of November 30, 2024, the Company has $12,500 in total assets. These assets are in the form of advance to vendor of $12,500. As of November 30, 2024, the company has $111,047 in liabilities. These liabilities are in the form of due to related party $16,925, accounts payable $94,122. Accumulated deficit as of August 31, 2025, and November 30, 2024, is $195,153 and $179,653, respectively.

Net cash used in operating activities for the nine months period ended August 31, 2025, and August 31, 2024, was $46,500 and $1,375. Cash flows from investing activities for the nine months period ended August 31, 2025, and August 31, 2024, was $62 and $0. Cash flows from financing activities for the nine months period ended August 31, 2025, and August 31, 2024, was $46,500 and $1,375.

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs.

The Company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Results of Operations

Lack of Revenues

We have a limited operational history. Company has not generated any revenues during the three and nine months ended August 31, 2025. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

Overview for the three months ended August 31, 2025, and August 31, 2024

The Company’s operating expenses for the three months ended August 31, 2025, and August 31, 2024, were $5,400 and $3,899. Operating expenses consisted of general and administrative expenses $2,400 and professional fees $3,000 for the three months ended August 31, 2025. Operating expenses consisted of general and administrative expenses $3,524 and professional fees $375 for the three months ended August 31, 2024

Overview for the nine months ended August 31, 2025, and August 31, 2024

The Company’s operating expenses for the nine months ended August 31, 2025, and August 31, 2024, were $20,900 and $28,322. Operating expenses consisted of general and administration expenses $11,500 and professional fees $9,400 for the nine months ended August 31, 2025, and operating expenses consisted of general and administrative expenses $10,938 and professional fees $17,384 for the nine months ended August 31, 2024.

Net Loss

During the three months ended August 31, 2025, and August 31, 2024, the Company recognized net losses of $5,400 and $3,899 respectively.

During the six months ended August31, 2025, and August 31, 2024, the Company recognized net losses of $20,900 and $28,322 respectively.

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

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Revenue Recognition. We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The ASC 606’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. As of August 31, 2025, there were no share equivalents outstanding..

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of August 31, 2025, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of August 31, 2025, our Company’s disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of August 31, 2025, our internal control over financial reporting was ineffective due to the Company's small size and lack of segregation of duties.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the third quarter ended August 31, 2025, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 31, 2025, the company issued 20,000 common shares in completion of the acquisition agreement signed that day.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

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

BestGofer Inc.

Date: October 21, 2025	By: /s/ Mohammad Hasan Hamed
Mohammad Hasan Hamed, President/CEO/CFO and Principal Accounting Officer