Form 10-Q/A
period 2025-08-31
BestGofer Inc.
filed 2025-10-23
CIK 1722556

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

EXPLANATORY NOTE

We are filing this amendment to our Form 10-Q for the period ending August 31, 2025 that was filed on October 21, 2025 to correct an error that states we are still a shell company, which is hereby being amended to reflect that we were not a shell company during the quarterly period ending August 31, 2025. The remainder of our disclosure remains the same with respect to the Form 10-Q as originally filed on October 21, 2025.

TABLE OF CONTENTS

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

BestGofer Inc.

Date: October 22, 2025	By: /s/ Mohammad Hasan Hamed
Mohammad Hasan Hamed, President/CEO/CFO and Principal Accounting Officer