Form 10-K
period 2025-11-30
BestGofer Inc.
filed 2026-03-13
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

The number of shares outstanding of each of the issuer’s classes of Common Stock, as of March 12, 2025 is 5,900,000 shares.

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

On August 31, 2025, the Company completed the acquisition of Liberty Home Inspection Services LLC (“LHIS”), a Washington-based provider of home inspection services, through the issuance of 20,000 shares of its common stock. Following the acquisition, LHIS became a wholly owned subsidiary of the Company. As a result, the Company has two identified business segments: (i) the BestGofer delivery platform and (ii) home inspection services conducted through LHIS. The BestGofer delivery platform segment is currently pre-operational and has not generated any revenue to date; the Company has not launched its consumer-facing application or commenced delivery operations, and no timeline for launch has been established. All revenue reported to date has been generated exclusively through the LHIS segment. LHIS provides professional home inspection services to residential buyers, sellers, and real estate professionals in the State of Washington. Revenue from LHIS is recognized upon completion of each inspection and delivery of the inspection report to the customer.

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

There are no specific privacy regulations that affect our business, however credit card users have certain rights as defined in such statutes as the Fair Credit Billing Act of 1986 (FCBA). Under the FCBA, a customer can dispute charges and we may have to refund any payments if the credit card company agrees with the customer.

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

Drivers will be recruited through websites targeting career opportunities. We plan to engage independent website construction contractors who will design, approve algorithms, individual page content and then test and approve the site launch. It is planned to launch the website during the fiscal year ending November 30, 2025.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s principal office and mailing address, and its sole official place of business, is 10 Nisan Beck St, Jerusalem, Israel 91034.

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

Holders

As of November 30, 2025, the Company had thirty-one (31) shareholders of record of its Common Stock

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

Recent Sales of Unregistered Securities:

None

Item 6. Selected Financial Data.

The Index to Condensed Financial Statements and Schedules appears on page 9.

The Report of Independent Registered Public Accounting Firm appears on page F-1, and the Condensed Financial Statements and Notes to Condensed Financial Statements appear beginning on F-3.

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

During the next year, the Company’s cash requirements over the twelve months ending November 30, 2026 are projected to consist of: general and administrative expenses of approximately $14,000 to $16,000; professional fees (audit, legal, and SEC compliance) of approximately $15,000 to $18,000; and LHIS subsidiary operating costs of approximately $5,000 to $8,000 - totaling an estimated $34,000 to $42,000 in cash expenditures. With cash on hand of $3,202 as of November 30, 2025 and projected LHIS revenues of approximately $18,000 to $25,000, the Company anticipates a net funding shortfall of approximately $6,000 to $21,000 and will require additional capital to sustain operations for the full twelve-month period.

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

Plan of Operations

On August 31, 2025, the Company issued 20,000 common shares in completion of the acquisition agreement signed that day, effecting the acquisition of LHIS and expanding the Company’s operations into the home inspection services industry. The Company operates two business segments as described below. BestGofer Delivery Segment. The BestGofer delivery platform segment remains pre-operational as of November 30, 2025. The Company has not launched its consumer-facing mobile application, has not recruited or contracted any Gofer drivers, and has not generated any revenue from delivery operations. Management continues to evaluate opportunities to develop and capitalize this segment; however, no definitive launch timeline or committed capital plan for this segment has been established. There is no assurance that the delivery business will become operational or generate revenue.  LHIS Home Inspection Segment. Through its wholly owned subsidiary LHIS, the Company provides professional home inspection services to residential buyers, sellers, and real estate professionals in the State of Washington. LHIS became operational upon acquisition and generated revenues of $5,260 during the three-month period from September 1, 2025 through November 30, 2025 (the period included in these consolidated financial statements). Cost of sales attributable to the LHIS segment for this period was $1,264, representing direct costs of delivering inspection services. All revenue and cost of sales reported in the consolidated statements of operations for the year ended November 30, 2025 are attributable entirely to the LHIS segment.

Comparison of the Years Ended November 30, 2025, and 2024

Lack of Revenues

We have a limited operational history. Revenues for the years ended November 30, 2025 and 2024 were $5,260 and $0, respectively. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended November 30, 2025, and 2024 were $29,744 and $33,016 respectively. Operating expenses consisted of general and administrative expenses of $14,244, professional fees of $15,500 for the year ended November 30, 2025. Operating expenses consisted of general and administrative expenses of $11,538 and professional fees of $21,478 and other income debt forgiveness $5,454 for the year ended November 30, 2024.

Net Loss

During the years ended November 30, 2025 and 2024, the Company recognized net loss of $25,748 and $27,562, respectively.

Liquidity and Capital Resources

The Company’s capital resources have historically been obtained primarily through loans and financial support from a related party (Director). These related-party advances have been used to fund operating and administrative expenses and to support the Company’s ongoing activities.

As of November 30, 2025, the Company has $116,477 in total assets. These assets are in the form of bank balance $3,202, goodwill of $ 78,754, due from related party $21,242, accounts receivable $779 and other advances, $12,500.

As of November 30, 2025, the Company has $140,772 in liabilities. These liabilities are in the form of accounts payable, $68,347 and amounts due to the related party, $72,425.

As of November 30, 2024, the Company has $12,500 in total assets. These assets are in the form of other advances $12,500. As of November 30, 2024, the Company has $111,047 in liabilities. These liabilities are in the form of accounts payable, $94,122, and amount due to the related party $16,925.

Accumulated deficit as of November 30, 2025, and 2024, is $205,401 and $179,653, respectively.

Goodwill

As of November 30, 2025, the Company recorded goodwill of $78,754, arising from the acquisition of LHIS on August 31, 2025. Goodwill represents the excess of the total purchase consideration of $100,000 (measured at $5 per share for 20,000 shares issued) over the fair value of net identifiable assets acquired, including cash of $62, accounts receivable of $9,494, and a related-party receivable of $11,690. The goodwill balance primarily reflects expected operational synergies, LHIS’s established customer relationships, and its assembled workforce. Goodwill is not amortized; instead, it is tested for impairment at least annually and more frequently when impairment indicators are present. Management performed a qualitative goodwill impairment assessment as of November 30, 2025 in accordance with ASC 350-20-35-3C. The following adverse conditions were identified and considered: (i) the LHIS segment generated revenues of only $5,260 during the three months following acquisition, representing an annualized run rate of approximately $21,000 that is materially below the $100,000 purchase consideration paid; (ii) the Company reported a consolidated net loss of $25,748 for the year ended November 30, 2025, and has an accumulated deficit of $205,401; (iii) the Company has negative working capital of $115,549 ($25,223 current assets less $140,772 current liabilities) as of November 30, 2025; and (iv) the Company’s consolidated financial statements have been prepared on a going concern basis with substantial doubt as to the Company’s ability to continue as a going concern. Based on its qualitative assessment, management concluded that these adverse financial performance indicators, considered in the aggregate, constitute impairment indicators that make it more likely than not that the fair value of the reporting unit is less than its carrying value.

Accordingly, management proceeded to a quantitative impairment test. As the Company does not have an observable market price for its shares or an active market for comparable transactions, management estimated the fair value of the reporting unit using a simplified income approach based on projected LHIS cash flows discounted at a rate reflecting the risk profile of the business. Based on this assessment, management determined that the estimated fair value of the reporting unit exceeded its carrying value as of November 30, 2025, and therefore no goodwill impairment charge was recorded for the year ended November 30, 2025. However, management notes that this conclusion is subject to significant estimation uncertainty. The fair value estimate is sensitive to assumptions regarding future revenue growth, operating margins, and the discount rate applied. Should LHIS revenue fail to grow as projected, or should going concern conditions worsen, a goodwill impairment charge may be required in future periods. The Company will continue to monitor for impairment indicators at each reporting date.

Due from Related Party

As of November 30, 2025, due from related party totals $21,242, comprising a receivable of $11,690 assumed at the acquisition date of LHIS (representing amounts owed to LHIS by its former sole member and director, who is not affiliated with BestGofer Inc.) and net subsequent advances of $9,552 made to the same individual following acquisition. The receivable is unsecured, non-interest-bearing, and carries no fixed repayment terms. It is classified as a current asset based on management’s expectation of collection within twelve months. Management performed a qualitative expected credit loss assessment under ASC 326; while partial repayment of $2,448 was received during the year, the collectability of the full balance remains subject to uncertainty given the unsecured and unstructured nature of the obligation and the Company’s own going concern uncertainty. No allowance for credit losses has been recorded as of November 30, 2025; however, if collection is determined to be no longer probable, the full balance would be recognized as a loss. See Note 6 for the complete related party disclosure including the expected credit loss assessment. There was no corresponding due from related party balance as of November 30, 2024.

Cash flows from operating activities

Net cash used in operating activities for the year ended November 30, 2025, and 2024, was $3,140 and $0 respectively.

Cash flows from investing activities

Cash flows from investing activities for the year ended November 30, 2025, and November 30, 2024, was $62 and $0.

Cash Requirements

Twelve-Month Cash Forecast and Capital Requirements

As of November 30, 2025, the Company had cash and cash equivalents of $3,202. Based on management’s projections for the twelve months ending November 30, 2026, the Company expects to incur the following operating expenses: general and administrative expenses of approximately $14,000 to $16,000; professional fees (audit, legal, and SEC compliance) of approximately $15,000 to $18,000; and costs associated with the continued operation of the LHIS home inspection subsidiary of approximately $5,000 to $8,000. In aggregate, management estimates total cash expenditures of approximately $34,000 to $42,000 over the next twelve months.

The Company’s LHIS subsidiary generated revenues of $5,260 during the three-month period from its acquisition on August 31, 2025 through November 30, 2025. Based on this run rate, management estimates LHIS may generate revenues of approximately $18,000 to $25,000 during the twelve months ending November 30, 2026, although no assurance can be given. After applying estimated revenues against projected expenditures, management anticipates a net cash deficit of approximately $9,000 to $24,000 over the next twelve months. Combined with the opening cash balance of $3,202, the Company projects it will require between approximately $6,000 and $21,000 in additional funding during fiscal year 2026 in order to meet its obligations as they come due.

Capital Raise Plan. The Company intends to address its projected funding deficit through one or more of the following measures, pursued in the order of practicability: (i) continued advances from Mohammad Hasan Hamed, the Company’s President, CEO, and CFO, who has historically provided operating capital through related-party loans (aggregating $72,425 outstanding as of November 30, 2025) and who has indicated a willingness to continue providing such support on an as-needed basis; (ii) a private placement of the Company’s common stock or debt securities to accredited investors under Regulation D of the Securities Act of 1933, targeting gross proceeds of up to $150,000, which management intends to commence during the first half of fiscal year 2026; and (iii) organic revenue growth from the LHIS subsidiary, which management expects to contribute incrementally to operating cash flow as the business scales.

The Company has not entered into any binding commitment, letter of intent, or agreement with respect to any such financing as of the date of this filing, and no assurance can be given that any financing will be available on acceptable terms, or at all. The Company’s failure to raise sufficient capital would have a material adverse effect on its ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

BestGofer has never been in bankruptcy or receivership.

8

Office

The Company’s principal office and place of business is located at 10 Nisan Beck St, Jerusalem, Israel 91034. All marketing, sales and customer support will be managed from this office. The telephone number is (801)-243-5661.

BestGofer is not operating its business plan until such time as capital is raised for operations. To date its operation has involved only selling stock to meet expenses.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data.

BestGofer Inc. and Subsidiary

TABLE OF CONTENTS

NOVEMBER 30, 2024

9

Certified Public Accountants and Advisors

A PCAOB Registered Firm

713-489-5635   bartoncpafirm.com  Cypress, Texas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

BestGofer Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BestGofer Inc. and Subsidiary (“the Company”) as of November 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of BestGofer Inc. and Subsidiary as of November 30, 2025 and 2024, and the results of its operations and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to BestGofer Inc. and Subsidiary in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. BestGofer Inc. and Subsidiary are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, and therefore a substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. According to PCAOB AS 3101, communication of critical audit matters is not required in the auditor’s unqualified report for audits of emerging growth companies. We have communicated any such matters to the board and or management, as applicable.

We have served as BestGofer Inc.’s auditor since 2023.

/s/ Barton CPA PLLC

Barton CPA PLLC

Cypress, Texas

March 13, 2026

PCAOB, Firm ID 6968

BESTGOFER INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	November 30, 2025	November 30, 2024

ASSETS
Current assets
Cash and cash equivalents	$3,202	$-
Accounts receivable	779	-
Due from related party	21,242	-
Total current assets	25,223	-

Goodwill	78,754	-
Other advances	12,500	12,500
Total assets	$116,477	$12,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	68,347	94,122
Due to related party	72,425	16,925
Total current liabilities	140,772	111,047

Stockholders’ deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, 0 issued and outstanding as of November 30, 2025 and 2024, respectively	-	-
Common stock: $0.001 par value, 190,000,000 shares authorized, 5,900,000 and 5,880,000 shares issued and outstanding as of November 30, 2025 and 2024, respectively	5,900	5,880
Additional paid-in capital	175,206	75,226
Accumulated deficit	(205,401)	(179,653)
Total stockholders’ deficit	(24,295)	(98,547)

Total liabilities and stockholders’ deficit	$116,477	$12,500

The accompanying notes are an integral part of these consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended November 30,
	2025	2024

Revenue	$5,260	$-

Cost of sales
Purchase of material	1,264	-
Total cost of sales	1,264	-

Expenses
General and administration	14,244	11,538
Professional fees	15,500	21,478
Total expenses	29,744	33,016

Other income (expenses)
Debt forgiveness	-	5,454
Total other income (expenses)	-	5,454

Net loss	$(25,748)	$(27,562)

Basic and diluted loss per common share	$(0.004)	$(0.005)
Weighted average number of common shares outstanding - basic and diluted	5,885,041	5,880,000

The accompanying notes are an integral part of these consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended November 30, 2024 & 2025

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at November 30, 2023	5,880,000	$5,880	$75,226	$(152,091)	$(70,985)
Net loss for the year ended Nov. 30, 2024	-	-	-	(27,562)	(27,562)
Balance at November 30, 2024	5,880,000	$5,880	$75,226	$(179,653)	$(98,547)

Share issued for acquisition of subsidiary	20,000	20	99,980	-	100,000
Net loss for the year ended Nov. 30, 2025	-	-	-	(25,748)	(25,748)
Balance at November 30, 2025	5,900,000	$5,900	$175,206	$(205,401)	$(24,295)

The accompanying notes are an integral part of these consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended November 30,
	2025	2024
Cash flow from operating activities
Net loss	$(25,748)	$(27,562)
Adjustments to reconcile net loss to net cash provided by operating activities:
Debt forgiveness	-	(5,454)
Changes in Operating Assets and Liabilities:
Acquired receivable collected	9,494
(Increase) decrease in accounts receivable	(779)	-
(Increase) decrease in due from related party	(9,552)	-
(Increase) decrease in accounts payable	(25,775)	56,041
Settlement of accrued liabilities	-	(24,400)
(Increase) decrease in due to related party	55,500	1,375
Net cash provided by operating activities	$3,140	$-

Cash flows from investing activities
Acquisition of subsidiary, net cash acquired	62	-
Net cash provided by investing activities	62	-

Cash flow from financing activities
Proceeds from issuance of common stock		-
Net cash provided to financing activities	$-	$-

Net increase/(decrease) in cash	3,202	-
Cash at beginning of year	-	-
Cash at end of year	$3,202	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Issue of 20,000 shares to subsidiary during acquisition	$100,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

BESTGOFER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

NOTE 1 - ORGANIZATION AND BUSINESS

BestGofer Inc (the “Company”), was incorporated in the State of Nevada in October 2017, with the purpose of developing a consumer delivery system. The Company’s principal office is located at 10 Nisan Beck St, Jerusalem, Israel 91034.

On August 31, 2025, the Company completed the acquisition of Liberty Home Inspection Services LLC (“LHIS”), a Washington-based provider of home inspection services, through the issuance of 20,000 shares of its common stock. Following the acquisition, LHIS became a wholly owned subsidiary of the Company. (See Note 7 - Business Combination)

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s website and apps before another company develops similar websites or apps.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of BestGofer Inc and Subsidiary “the Company” is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying consolidated financial statements. These consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose.

Basis of Presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended November 30, 2025 and 2024.

The consolidated financial statements include the accounts of BestGofer Inc. and its wholly owned subsidiary LHIS. All intercompany balances and transactions have been eliminated upon consolidation.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents

Classification of Cash Flows. The Company classifies cash receipts and payments in accordance with ASC 230, Statement of Cash Flows, based on the nature of the underlying transaction. Operating activities include cash flows from transactions that enter into the determination of net income, including receipts from customers and payments to vendors and employees. Investing activities include cash flows from the acquisition and disposal of long-term assets and other investments. Financing activities include cash flows from borrowings and repayments of debt, and proceeds from or payments for equity transactions. For the year ended November 30, 2025, the Company collected $9,494 of trade accounts receivable that were outstanding at the acquisition date of LHIS (August 31, 2025). These receivables arose from home inspection services performed by LHIS in the ordinary course of its business prior to acquisition and

BESTGOFER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

are therefore classified as operating cash flows under ASC 230-10-45-17(a), consistent with the nature of the underlying transactions as sales of services. This classification has been considered in the context of ASC 230 and management has concluded that operating classification is appropriate; however, this determination involved judgment and alternative classification as investing could be supported under ASC 230-10-45-12 on the basis that the receivables were acquired as part of a business combination.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable represent amounts due from customers in the ordinary course of business and are stated at the invoiced amount, net of an allowance for credit losses. The Company maintains an allowance for credit losses to present accounts receivable at the amount expected to be collected.

The Company evaluates the collectability of its accounts receivable on an ongoing basis and records an allowance for expected credit losses in accordance with ASC 326, Financial Instruments - Credit Losses. The allowance is based on management’s assessment of various factors, including historical collection experience, the financial condition and creditworthiness of customers, the aging of receivable balances, and current and forecasted economic conditions that may affect customers’ ability to pay.

Accounts receivable are written off when deemed uncollectible. Recoveries of accounts previously written off are recorded when received. As of November 30, 2025 and 2024, management determined that no allowance for credit losses was required on trade accounts receivable. The CECL methodology is also applied to the due from related party balance of $21,242 as of November 30, 2025; see Note 6 for the expected credit loss assessment performed on that balance.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill amounts are not amortized, but rather tested for impairment at least annually, and more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. In performing its impairment assessment, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount (Step 0 under ASC 350-20-35-3C). Qualitative factors considered include macroeconomic conditions, industry and market conditions, adverse changes in financial performance relative to expectations, going concern indicators, and other relevant entity-specific events. If the qualitative assessment indicates it is more likely than not that fair value is less than carrying value, the Company performs a quantitative test comparing the fair value of the reporting unit to its carrying value. If the carrying value exceeds fair value, an impairment charge is recognized for the amount of the excess, not to exceed the total goodwill allocated to the reporting unit. The Company operates as a single reporting unit for goodwill impairment testing purposes and completes its annual impairment test in the fourth quarter.

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

Subsidiary Revenue

LHIS generates revenue primarily from home inspection services, which represent a single performance obligation that is satisfied at a point in time upon completion of the inspection and delivery of the inspection service to the customer. Revenue is recognized when the service has been performed and control of the service has transferred to the customer. Consideration is typically fixed and payable shortly after the service is rendered.

BESTGOFER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

LHIS’s results of operations have been included in the Company’s consolidated financial statements beginning September 1, 2025.

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

Goodwill arising from business combinations is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that impairment indicators are present, including adverse financial performance, going concern uncertainty, or a significant decline in the reporting unit’s expected future cash flows. See the Goodwill accounting policy note for the qualitative and quantitative impairment assessment methodology applied.

BESTGOFER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

Capital Stock

No shares of Preferred Stock were issued or outstanding as of November 30, 2025 and November 30, 2024.

Basic and Diluted Net Loss per Common Share

In accordance with ASC 260, Earnings Per Share, basic loss per common share is computed by dividing net loss (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). Diluted loss per share is computed by dividing net loss by the weighted-average number of shares outstanding plus the dilutive effect of all potential common shares issuable through common stock equivalents (options, warrants, convertible instruments, and other dilutive securities). In periods of net loss, all potential common stock equivalents are excluded from the diluted share count because their inclusion would be anti-dilutive. The Company had no stock options, warrants, convertible instruments, or other potentially dilutive securities outstanding in any period presented. A full reconciliation of the numerator and denominator for both periods is presented in Note 9.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect of changes in tax laws or tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is established when, based on all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers both positive and negative evidence, including historical operating results, projections of future taxable income, reversal of existing taxable temporary differences, and tax planning strategies.

The Company recognizes the financial statement effects of uncertain tax positions when it is more likely than not that the position will be sustained upon examination by taxing authorities. Interest and penalties related to uncertain tax positions, if any, are recognized in income tax expense.

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

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs, which raises substantial doubt regarding the Company’s ability to continue as a going concern for at least one year after the issuance of the financial statements.

BESTGOFER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

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

NOTE 4 - ACCOUNTS PAYABLE

Accounts payable movements during the current and previous years are presented below:

	November 30,
	2025	2024
Opening balance of accounts payables	$94,122	$43,535
Addition of payables	24,025	57,416
Settlement of payables	(49,800)	(1,375)
Payable forgiven	-	(5,454)

Closing balance of accounts payables	$68,347	$94,122

Percentage of vendor concentration and number of vendor details are presented below:

	November 30, 2025		November 30, 2024
	Percentage of vendor concentration	No of vendors	Percentage of vendor concentration	No of vendors
Accounts payable	100%	3	96%	3

As at November 30, 2025, and November 30, 2024, amounts due to accounts payable vendors are $68,347 and $94,122 respectively.

Accrued Liabilities

The consolidated balance sheet does not include a separate accrued liabilities line as of November 30, 2025 or November 30, 2024, as no accrued liabilities existed at either date. The consolidated statement of cash flows for the year ended November 30, 2024 includes “Settlement of accrued liabilities” of $(24,400), representing the cash payment during fiscal year 2024 of liabilities that had been accrued as of November 30, 2023 (the beginning of the earliest period presented in these financial statements). Those liabilities were fully settled during fiscal year 2024,

BESTGOFER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

resulting in a zero balance at November 30, 2024 and November 30, 2025. No corresponding cash flow movement is presented for fiscal year 2025 as no accrued liabilities existed at the beginning of that period.

Revenue Concentration

The Company’s revenue of $5,260 for the year ended November 30, 2025 was generated entirely through the LHIS subsidiary from home inspection services rendered to individual residential customers in the State of Washington. No single customer accounted for 10% or more of consolidated revenues during this period, as each inspection engagement represents a separate one-time transaction with a distinct customer. Accordingly, no customer concentration disclosure is required under ASC 280-10-50-42. The Company acknowledges the SEC staff’s interest in concentration disclosures; given that all revenue is derived from a single service line (home inspection), a single geographic market (Washington State), and a single subsidiary (LHIS), the Company believes the existing segment and revenue disaggregation disclosures in Notes 10 and 11 provide adequate context regarding concentration risk. The entire LHIS revenue stream is dependent on continued residential real estate transaction activity in Washington State.

NOTE 5 - COMMON STOCK

Common Stock

As at November 30, 2025 and November 30, 2024, the Company’s authorized stock consists of 190,000,000 shares of common stock at a par value of $0.001 per share and 10,000,000 shares of preferred stock at a par value of $0.001 per share, respectively.

On August 31, 2025, the Company issued 20,000 shares of its common stock as consideration for the acquisition of LHIS, resulting in total consideration of $100,000. The $5 per share value was determined by the Company’s Board of Directors as set forth in the Certified Resolution dated August 31, 2025. Under ASC 805-30-30-7, the acquisition-date fair value of equity interests issued as consideration in a business combination shall be measured in accordance with ASC 820. Because the Company’s common stock does not trade on an established public market and no observable market price exists, the Board utilized an internal valuation approach, considering: (i) the estimated fair value of the net identifiable assets of LHIS at the acquisition date (cash $62, accounts receivable $9,494, and a related-party receivable of $11,690, aggregating $21,246); (ii) expected operational synergies from LHIS’s established customer relationships and assembled workforce; and (iii) the negotiated purchase price agreed with the former LHIS owner. The $5.00 per share value represents a Level 3 fair value input under the ASC 820 hierarchy, as it is based on unobservable inputs reflecting management’s best estimate of the fair value of the equity consideration transferred. No independent third-party valuation was obtained. Management acknowledges that the absence of an active market for the Company’s stock and the reliance on internal estimates represent inherent limitations in this measurement

As at November 30, 2025 and November 30, 2024, the Company’s issued and outstanding consists of 5,900,000 and 5,880,000 shares of common stock.

Preferred Stock

As of November 30, 2025, and November 30, 2024, the Company has no shares of preferred stock issued and outstanding, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Advances from Officer – Due to Related Party

Mohammad Hasan Hamed is the President, Chief Executive Officer, Chief Financial Officer, and sole Director of the Company (the “Officer”). The Officer has funded Company operating expenses through a series of unsecured, interest-free cash advances since fiscal year 2022. The advances bear no interest and are due on demand; no fixed repayment schedule, maturity date, or promissory note has been executed in connection with any advance. The advances are not subordinated to any third-party debt; the Company has no third-party debt outstanding as of November 30, 2025. All amounts due to the Officer are classified as current liabilities on the consolidated balance sheet, reflecting their demand

BESTGOFER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

nature. Because no interest is charged, no interest expense has been recognized in any period presented, and no imputed interest has been recorded as the amounts are not material. The Officer’s dual role as lender and sole Director creates a conflict of interest; no independent director review of these transactions has occurred.

The following table summarizes advances from the Officer and the outstanding balance.

Period / Description	Amount	Terms
February to September 2022 (4 advances)	$12,800	Demand; no interest
January & April 2023 (2 advances)	$2,750	Demand; no interest
January 2024 (1 advance)	$1,375	Demand; no interest
February, May & November 2025 (3 advances)	$55,500	Demand; no interest
Balance, November 30, 2025	$72,425	Current; no interest
Balance, November 30, 2024	$16,925	Current; no interest

The Officer has not demanded repayment and has indicated a continuing willingness to provide additional working capital support. The Company does not anticipate repayment within the next twelve months absent generation of sufficient cash flows. Should the Officer demand repayment, the Company would be unable to satisfy the obligation from current resources, which would have a material adverse effect on its ability to continue as a going concern.

Receivable from Former Director of LHIS – Due from Related Party

At the acquisition date of August 31, 2025, the Company assumed a receivable of $11,690 owed to LHIS by its former sole member and director (the “Former Director”), who is not affiliated with BestGofer Inc. Following the acquisition, LHIS advanced additional cash totaling $12,000 to the Former Director, of which $2,448 was reimbursed during the year, resulting in net additional advances of $9,552. The total balance due from the Former Director as of November 30, 2025 is $21,242. These amounts are unsecured, non-interest-bearing, and carry no fixed repayment terms or maturity date. The balance is classified as a current asset based on management’s expectation of collection within twelve months, consistent with the Former Director’s prior partial repayment.

Expected Credit Loss Assessment (ASC 326). In accordance with ASC 326, Financial Instruments - Credit Losses, the Company has performed a qualitative assessment of expected credit losses on the $21,242 receivable from the Former Director. The following factors were considered: (i) the Former Director is a private individual whose current financial condition and creditworthiness are not known to the Company; (ii) the advances are unsecured with no fixed repayment schedule, limiting the Company’s legal recourse; (iii) the Company itself operates under going concern uncertainty, which constrains its capacity to actively pursue collection; (iv) partial reimbursement of $2,448 was received during the year, providing limited but affirmative evidence of intent to repay; and (v) the entire balance represents a concentration of credit risk in a single individual counterparty with no collateral.

Based on this assessment, management has concluded that the collectability of the full $21,242 balance is subject to significant uncertainty. Management has determined that no allowance for expected credit losses is required as of November 30, 2025, on the basis that partial repayment has been received and the obligation has not been disputed. However, this conclusion is inherently judgmental. If the Former Director fails to repay the remaining balance, the Company would recognize the uncollected amount as a loss in the period that collection is determined to be no longer probable. Management will reassess the allowance at each subsequent reporting period; if conditions deteriorate - including absence of further repayment, deterioration in the Former Director’s known financial condition, or expiration of a reasonable collection timeframe - an allowance will be recorded.

NOTE 7 - BUSINESS COMBINATION

On August 31, 2025, the Company completed the acquisition of 100% of the membership interests of Liberty Home Inspection Services LLC (“LHIS”), a Washington-based provider of home inspection services. The acquisition was effected through the issuance of 20,000 shares of the Company’s common stock. Upon closing, the Company assumed all of LHIS’s assets and liabilities, including a related-party receivable of $11,690 due from the former director of LHIS.

BESTGOFER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

The transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations. The total purchase consideration, measured at the fair value of $5 per share, was $100,000, as approved by the Company’s board of directors per the Certified Resolution dated August 31, 2025. The purchase price allocation resulted in the recognition of goodwill of $78,754, primarily attributable to expected operational synergies, established customer relationships, and the assembled workforce.

LHIS’s results of operations are included in the Company’s consolidated financial results beginning September 1, 2025, and accordingly are included in the consolidated statement of operations for the year ended November 30, 2025.

The allocation of the purchase price to the identifiable assets acquired and goodwill recognized is summarized below:

August 31, 2025
Purchase price paid by share issue of 20,000 shares	$100,000
Less: Fair value of tangible assets acquired
Cash at bank	(62)
Accounts receivable	(9,494)
Due from related party	(11,690)
Fair value of goodwill	$78,754

Identifiable Intangible Assets. In connection with the allocation of the purchase price, management assessed whether any identifiable intangible assets should be recognized separately from goodwill in accordance with ASC 805-20-25. Identifiable intangible assets must be separable or arise from contractual or legal rights. Management evaluated the following potential intangible asset categories:

Customer relationships: LHIS had an established customer base in the State of Washington as of the acquisition date. However, given the nature of residential home inspection services - where customers are primarily one-time purchasers tied to specific real estate transactions - management determined that LHIS did not have a contractual customer list or a reliably separable customer relationship intangible with a determinable useful life and fair value that could be measured with sufficient reliability to warrant separate recognition.

Trade name and brand: LHIS operated under the name Liberty Home Inspection Services LLC. Management determined that the trade name did not have a separately measurable fair value given the limited operating history and geographic concentration of the business.

Non-compete agreements: No non-compete agreement was entered into with the former LHIS owner in connection with the acquisition.

Based on this assessment, management concluded that no identifiable intangible assets met the criteria for separate recognition under ASC 805-20-25 as of the acquisition date. Accordingly, the entire excess of purchase consideration over the fair value of tangible net assets acquired was recognized as goodwill. Management acknowledges that this conclusion is inherently judgmental and that a third-party valuation specialist was not engaged. The absence of a formal valuation represents a limitation in the purchase price allocation.

Fair Value Measurement

The fair value of tangible assets acquired was based on the following: cash ($62) represents carrying value which approximates fair value; accounts receivable ($9,494) represents amounts billed to customers for inspections completed prior to the acquisition date, measured at estimated collectible amount; and the related-party receivable ($11,690) represents amounts owed to LHIS by its former director, measured at management’s estimate of the amount expected to be collected (see Note 6). No liabilities were assumed. The purchase consideration of $100,000 was measured at the fair value of 20,000 shares of the Company’s common stock at $5 per share, representing a Level 3 fair value input (see Note 5 for valuation methodology).

BESTGOFER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

Actual Results Since Acquisition.

For the period from September 1, 2025 (the day following acquisition) through November 30, 2025, LHIS contributed revenues of $5,260 and a gross profit of $3,996 (after cost of sales of $1,264) to the Company’s consolidated results. No revenues or gross profit from LHIS are included in the Company’s consolidated results for any period prior to September 1, 2025.

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as for net operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Prior to its acquisition, LHIS was a single-member limited liability company owned by an individual and treated as a disregarded entity for U.S. federal income tax purposes. Accordingly, LHIS’s income and expenses were reported on the former owner’s individual federal income tax return. Following the acquisition by the Company on August 31, 2025, LHIS continues to be treated as a disregarded entity for U.S. federal income tax purposes. As a result, LHIS does not file a separate federal income tax return. All income, expenses, assets, and liabilities of LHIS are included in and reported as part of the Company’s consolidated U.S. federal income tax return and consolidated financial statements.

For the year ended November 30, 2025, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $205,401 at November 30, 2025, and will expire beginning in the year 2037.

The following additional disclosures are provided in accordance with ASC 740-10-50-3 and ASC 740-10-50-15:

Federal vs. State NOL. The $205,401 NOL carryforward represents the Company’s cumulative federal net operating loss. The Company is a Nevada corporation; Nevada does not impose a state corporate income tax. LHIS operations are conducted in Washington State, which also does not impose a corporate income tax (Washington imposes a Business & Occupation gross receipts tax, which is not an income tax). Accordingly, no state deferred tax assets or liabilities have been recognized.

TCJA Indefinite Carryforward. Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), federal NOLs arising in tax years beginning after December 31, 2017 carry forward indefinitely and are limited to 80% of taxable income in the year applied. The Company was incorporated in October 2017 with a November 30 fiscal year-end; accordingly, substantially all of its NOL carryforward (arising from fiscal years ending November 30, 2018 and thereafter) is subject to indefinite carryforward under TCJA with the 80% utilization cap. The reference to expiration “beginning in 2037” reflects only any pre-TCJA losses (if any) arising in the fiscal year ending November 30, 2017, which carry a 20-year carryforward under pre-TCJA law. The deferred tax asset and valuation allowance tables above include the full NOL carryforward regardless of expiration regime.

Section 382 Ownership Change Analysis. Section 382 of the Internal Revenue Code limits the annual use of NOL carryforwards following a cumulative ownership change exceeding 50 percentage points over a rolling three-year testing period. During the year ended November 30, 2025, the Company issued 20,000 shares on August 31, 2025 in connection with the LHIS acquisition, increasing total outstanding shares from 5,880,000 to 5,900,000 (an increase of approximately 0.34%). Management has reviewed share issuance history and does not believe a Section 382 ownership change has occurred as of November 30, 2025. However, this analysis has not been performed by a qualified tax advisor, and future equity issuances could trigger Section 382 limitations on the utilization of the Company’s existing NOL carryforward.

BESTGOFER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended November 30,
	2025	2024
Income tax expense (benefit) at statutory rate	$(5,407)	$(5,788)
Change in valuation allowance	5,407	5,788
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of November 30, 2024 and 2023:

	November 30, 2025	November 30, 2024
Gross deferred tax asset	$43,134	$37,727
Valuation allowance	(43,134)	(37,727)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $205,401 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of November 30, 2025.

NOTE 9 - EARNINGS PER SHARE

The following table presents the reconciliation of the numerator and denominator used in the computation of basic and diluted loss per common share in accordance with ASC 260-10-50:

	Year Ended November 30,
	2025	2024
Numerator
Net loss (numerator for basic and diluted EPS)	$(25,748)	$(27,562)
Denominator
Weighted-average common shares outstanding - basic	5,885,041	5,880,000
Dilutive effect of common stock equivalents	-	-
Weighted-average common shares outstanding - diluted	5,885,041	5,880,000
Basic and diluted loss per common share	$(0.004)	$(0.005)

The Company computes basic loss per share by dividing net loss (the numerator) by the weighted-average number of common shares outstanding during the period (the denominator). For the year ended November 30, 2025, the weighted-average shares of 5,885,041 reflects 5,880,000 shares outstanding from December 1, 2024 through August 30, 2025, and 5,900,000 shares outstanding from August 31, 2025 (the acquisition date on which 20,000 shares were issued to acquire LHIS) through November 30, 2025, time-weighted over the full 366-day fiscal year. For the year ended November 30, 2024, all 5,880,000 shares were outstanding for the full year.

Diluted loss per share equals basic loss per share for both periods presented because the Company has a net loss in each period; the inclusion of any potentially dilutive securities would be anti-dilutive and is therefore excluded from the diluted share count. As of November 30, 2025 and 2024, the Company had no stock options, warrants, convertible debt, or other instruments that would give rise to potentially dilutive common stock equivalents. Accordingly, there are no anti-dilutive securities to disclose for either period under ASC 260-10-50-1(c).

BESTGOFER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

NOTE 10 - SEGMENT REPORTING

The Company follows ASC 280, Segment Reporting, which requires disclosure of financial and descriptive information about reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its President and Chief Executive Officer, Mohammad Hasan Hamed.

The Company has identified two operating segments: (i) the BestGofer delivery platform segment and (ii) the LHIS home inspection services segment. These segments reflect the distinct nature of each business activity and the manner in which the CODM reviews operating results and makes resource allocation decisions.

BestGofer Delivery Segment

This segment encompasses the Company’s planned consumer delivery platform, through which Gofer drivers would fulfill on-demand retail and convenience purchases on behalf of consumers. As of November 30, 2025, this segment is pre-operational. No revenues have been generated, no drivers have been contracted, and the consumer-facing application has not been launched. The segment has incurred no direct costs separately attributable to it during the years ended November 30, 2025 and 2024. All general corporate costs are borne at the consolidated level.

LHIS Home Inspection Segment

This segment encompasses all operations of Liberty Home Inspection Services LLC, acquired on August 31, 2025. LHIS provides professional home inspection services to residential buyers, sellers, and real estate professionals in the State of Washington. Results of operations for LHIS are included in the consolidated financial statements beginning September 1, 2025.

The following table presents the selected financial information by reportable segment for the years ended November 30, 2025 and 2024:

Year Ended November 30, 2025	BestGofer Delivery	LHIS Home Inspection	Corporate / Unallocated	Consolidated Total
Revenue	$ -	$ 5,260	$ -	$ 5,260
Cost of sales	-	1,264	-	1,264
Operating expenses (General & Administrative + Professional fees)	-	-	29,744	29,744
Net income (loss)	$ -	$ 3,996	$ (29,744)	$ (25,748)
Total assets (period end)	$ -	$ 104,277	$ 12,200	$ 116,477

Note: LHIS segment assets include cash $3,202, accounts receivable $779, due from related party $21,242, and goodwill $78,754 (net of $0 impairment), plus $1,300 of other assets (rounding). Corporate / Unallocated assets represent other advances of $12,500 (BestGofer parent-level). For the year ended November 30, 2024, both segments had zero revenue and zero segment assets; all $12,500 of assets represented other advances at the parent level. Operating expenses of $33,016 and net loss of $27,562 for FY2024 are unallocated corporate costs.

BESTGOFER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025 AND 2024

NOTE 11 - REVENUE DISAGGREGATION

In accordance with ASC 606-10-50-5, the Company disaggregates revenue from contracts with customers by type of service and reportable segment. The following table presents revenue disaggregated by service type for the years ended November 30, 2025 and 2024:

Year Ended November 30,
Revenue Type / Segment	2025	2024
Home inspection services (LHIS segment) – point-in-time recognition	$ 5,260	$ -
Delivery platform services (BestGofer segment) – point-in-time recognition	-	-
Total revenue	$ 5,260	$ -

All revenue recognized in the year ended November 30, 2025 consists entirely of home inspection service fees charged to customers upon completion and delivery of inspection reports, representing a single performance obligation satisfied at a point in time. Revenue is recognized when control of the service has been transferred to the customer, the inspection report has been delivered, and collection is reasonably assured. No revenue was recognized on a over-time basis in either period presented. The Company had no contract assets, contract liabilities, or deferred revenue as of November 30, 2025 or November 30, 2024.

NOTE 12 - SUBSEQUENT EVENT

The Company has evaluated subsequent events and transactions that occurred after November 30, 2025 through March 13, 2026, which is the date the consolidated financial statements were available to be issued.

From December 2025 to February 2026, the Company advance $3,500 from LHIS to the former Director, in his capacity as a related party, to fund ongoing operating expenses. Management has determined that no additional subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

As of November 30, 2025, Chief Executive Officer of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be not effective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2025.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended November 30, 2025, that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s internal control over financial reporting includes those policies and procedures that:  i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are made only in accordance with authorizations of management and directors of the Company; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material impact on the consolidated financial statements.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2024, under the framework in Internal Control-Integrated Framework (2013), and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

This Annual Report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management report in this Annual Report.

Item 9B. Other Information.

Shell Company Status Reassessment. During the fiscal year ended November 30, 2025, the Company (i) generated revenues of $5,260 through its wholly owned subsidiary Liberty Home Inspection Services LLC (“LHIS”), acquired on August 31, 2025, and (ii) commenced substantive business operations through LHIS in the home inspection services industry. As a result, management has reassessed the Company’s status under Rule 12b-2 of the Exchange Act and has determined that the Company no longer meets the definition of a “shell company” as of November 30, 2025. Accordingly, the shell company check mark on the cover page of this Annual Report on Form 10-K has been updated to reflect a response of “No.”.

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

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

Summary Compensation Table

			(a)	(b)	(c)
Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total Compensation
Mohammad Hasan Hamed, CEO	2024	$0	$0	$0	$0	$0
Mohammad Hasan Hamed, CEO	2025	$0	$0	$0	$0	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this filing, certain information concerning the beneficial ownership of our Common Stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding Common Stock; (ii) each Director; (iii) each named executive officer; and (iv) all of our executive officers and Directors as a group, and their percentage ownership and voting power. As of November 30, 2025, there were 5,900,000 shares of our Common Stock issued and outstanding.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of our Common Stock, except to the extent authority is shared by spouses under community property laws. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of the Company, 10 Nisan Beck St, Jerusalem, Israel 91034.

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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid or payable to our registered public accounting firm for its annual audit and quarterly reviews during the year ended November 30, 2025, and November 30, 2024, were as follows:

		November 30, 2025	November 30, 2024
Audit Fees and Audit Related Fees:
Michael Gillespie & Associates, PLLC	$	---	$1,375
Barton CPA PLLC		15,000	13,000
Tax Fees		---	---
All Other Fees		---	---
TOTAL		$15,000	$14,375

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

BestGofer Inc.

By: /s/ Mohammad Hasan Hamed	Date: March 13, 2026
Mohammad Hasan Hamed, President/CEO/CFO and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mohammad Hasan Hamed	President/CEO/CFO, Principal Executive Officer and Principal Accounting Officer	March 13, 2026