Form 10-Q
period 2026-02-28
BestGofer Inc.
filed 2026-04-22
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-56485

BestGofer Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-5296245
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as on April 22, 2026, is 5,900,000 shares.

EXPLANATORY NOTE REGARDING FILING DATE AND INTERIM REVIEW

BestGofer, Inc. (the "Company") filed a Notification of Late Filing on Form 12b-25 ("NT 10-Q") on April 15, 2026, indicating that the Company intended to file this Quarterly Report on Form 10-Q within the five-business-day extension period provided by Rule 12b-25(b). Due to circumstances described in Part I, Item 2 (Management's Discussion and Analysis), the Company was unable to complete the filing within the extension period and is filing this Quarterly Report on Form 10-Q as promptly as practicable thereafter.

In accordance with Rule 10-01(d) of Regulation S-X, the Company advises that the unaudited condensed consolidated financial statements of the Company as of and for the three months ended February 28, 2026 included in this Quarterly Report on Form 10-Q have not been reviewed by the Company's independent registered public accounting firm, Barton CPA PLLC, in accordance with PCAOB Auditing Standard No. 4105, as of the date of this filing. The Company's independent registered public accounting firm is completing its interim review procedures, and the Company intends to file an Amendment to this Quarterly Report on Form 10-Q/A containing the condensed consolidated financial statements as reviewed by the Company's independent registered public accounting firm as promptly as practicable after the review is completed.

On April 15, 2026, the Company filed the NT 10-Q, the narrative of which incorrectly identified Sadler, Gibb Associates, LLC as the Company's then-current independent registered public accounting firm. On April 14, 2026, one day prior to the NT 10-Q filing, the Company had terminated the engagement of Sadler, Gibb Associates, LLC and reappointed Barton CPA PLLC as the Company's independent registered public accounting firm, as reported on the Current Report on Form 8-K/A Amendment No. 1 filed on April 14, 2026. The Company has filed Amendment No. 1 to the NT 10-Q (Form 12b-25/A) to correct the narrative.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - see “Explanatory Note Regarding Filing Date and Interim Review”)

	February 28, 2026	November 30, 2025

ASSETS
Current assets
Cash and cash equivalents	$1,924	$3,202
Accounts receivable	-	779
Due from related party	24,742	21,242
Other advances	12,500	12,500
Total current assets	39,166	37,723

Goodwill	78,754	78,754
Total assets	$117,920	$116,477

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	70,791	68,347
Due to related party	72,425	72,425
Total current liabilities	143,216	140,772

Stockholders’ deficit
Common stock: $0.001 par value, 190,000,000 shares authorized; 5,900,000 shares issued and outstanding	5,900	5,900
Additional paid-in capital	175,206	175,206
Accumulated deficit	(206,402)	(205,401)
Total stockholders’ deficit	(25,296)	(24,295)

Total liabilities and stockholders’ deficit	$117,920	$116,477

The accompanying notes to condensed consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended February 28,
	2026	2025

Revenue - service	$2,231	$-

Operating expenses
General and administration	9	9,451
Professional fees	2,444	4,621
Bad debt expense	779	-
Total operating expenses	3,232	14,072

Loss from operations	(1,001)	(14,072)
Provision for income taxes	-	-

Net loss	$(1,001)	$(14,072)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and diluted	5,900,000	5,880,000

The accompanying notes to condensed consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the three months ended February 28, 2026 and 2025

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, November 30, 2024	5,880,000	$5,880	$75,226	$(179,653)	$(98,547)
Net loss	-	-	-	(10,800)	(10,800)
Balance, February 28, 2025	5,880,000	5,880	75,226	(190,453)	(109,347)

Balance, November 30, 2025	5,900,000	5,900	175,206	(205,401)	(24,295)
Net loss	-	-	-	(1,001)	(1,001)
Balance, February 28, 2026	5,900,000	$5,900	$175,206	$(206,402)	$(25,296)

The accompanying notes to condensed consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended February 28,
	2026	2025
Cash flow from operating activities
Net loss	$(1,001)	$(14,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense (non-cash)	779	-
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	2,444	-
Net cash provided by (used in) operating activities	$2,222	$(14,072)

Cash flows from investing activities
Advances to Former Director - related party	(3,500)	-
Net cash used in investing activities	(3,500)	-

Cash flow from financing activities
Proceeds from director loans	-	-
Net cash provided by financing activities	$-	$-

Net increase/(decrease) in cash	(1,278)	(14,072)
Cash at beginning of year	3,202	-
Cash at end of year	$1,924	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes to condensed consolidated financial statements.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

BestGofer, Inc. (the “Company”) is a Nevada corporation originally incorporated in October 2017. On August 31, 2025, the Company completed the acquisition of Liberty Home Inspection Services LLC (“LHIS”), a Washington State-licensed home inspection services company (WA License CCLIBERHS805ND), through the issuance of 20,000 shares of the Company’s common stock. Following the acquisition, LHIS became a wholly-owned subsidiary of the Company.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. In accordance with Rule 10-01(d) of Regulation S-X, the Company advises that these interim financial statements have not been reviewed by the Company’s independent registered public accounting firm, Barton CPA PLLC, as of the date of filing. The Company intends to file Amendment No. 1 to this Form 10-Q (“Form 10-Q/A”) containing the financial statements as reviewed by Barton CPA PLLC as promptly as practicable after the review is completed.

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses, has a working capital deficiency, has a stockholders’ deficit of $(25,296) at February 28, 2026, and requires additional capital to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to mitigate these conditions include continued financial support from a related party (Director), growth of LHIS revenue, launch of the BestGofer delivery platform, and potential capital raises. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition (ASC 606). The Company recognizes revenue from home inspection and labor services when the performance obligation has been satisfied - at the point in time when the service has been performed and the customer has accepted and paid for the service, typically on the date of deposit of customer payment.

Goodwill (ASC 350-20). Goodwill represents the excess of purchase price over the fair value of net assets acquired in the LHIS acquisition, $78,754. The Company tests goodwill for impairment annually, or more frequently if triggering events are identified.

Consolidation. The financial statements include BestGofer, Inc. and its wholly-owned subsidiary LHIS. All intercompany balances and transactions have been eliminated in consolidation.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has two identified related parties at February 28, 2026:

1.Former Director of LHIS (Mc Gregor S James): The Company assumed a $11,690 receivable from Mr. James at the August 31, 2025 acquisition date. During FY2025 (post-acquisition), LHIS advanced an additional $12,000 to Mr. James, of which $2,448 was reimbursed, resulting in a $21,242 receivable at November 30, 2025. During the three months ended February 28, 2026, the Company advanced an additional $3,500 to Mr. James ($1,500 on December 2, 2025 and $2,000 on January 20, 2026), bringing the balance to $24,742 at February 28, 2026. The advances are unsecured, non-interest-bearing, and have no fixed repayment terms. Mr. James is the former sole member and director of LHIS and is not affiliated with BestGofer, Inc.

2.Director of BestGofer, Inc. (Mohammad Hasan Hamed): Mr. Hamed, the Company’s Sole Director, President, CEO, and CFO, has historically funded the Company’s operating and administrative expenses through non-interest-bearing advances with no fixed repayment terms. The balance of Due to Director at both February 28, 2026 and November 30, 2025 is $72,425. No new loans or repayments occurred during Q1 FY2026.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date these financial statements were available to be issued, and has identified the following events requiring disclosure:

•On April 8, 2026, the Company dismissed Barton CPA PLLC and appointed Sadler, Gibb Associates, LLC as independent registered public accounting firm, as reported on the Form 8-K filed April 14, 2026 (accession 0001722556-26-000006).

•On April 14, 2026, the Company terminated the engagement of Sadler, Gibb Associates, LLC and reappointed Barton CPA PLLC as independent registered public accounting firm, as reported on the Form 8-K/A Amendment No. 1 filed April 14, 2026 (accession 0001722556-26-000008). Sadler, Gibb Associates, LLC did not issue any audit or review reports during its engagement period.

•On April 15, 2026, the Company filed Form NT 10-Q (Notification of Late Filing) for this quarterly report (accession 0001722556-26-000012), followed by Form 8-K/A Amendment No. 2 filing Exhibit 16.1 (accession 0001722556-26-000010). On April 22, 2026, the Company filed Form NT 10-Q/A (Amendment No. 1) to correct the narrative in the original NT 10-Q.

NOTE 6 - INTERIM REVIEW STATUS (Rule 10-01(d))

As discussed in the Explanatory Note and Note 1, these unaudited condensed consolidated financial statements have not been reviewed by the Company’s independent registered public accounting firm as of the date of this filing. The Company intends to file an Amendment to this Form 10-Q containing the financial statements as reviewed by the Company’s independent registered public accounting firm as promptly as practicable after the review is completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

BestGofer, Inc. operates through two identified business segments: (i) the BestGofer delivery platform, which is pre-operational and has not generated revenue, and (ii) home inspection services conducted through its wholly-owned subsidiary LHIS, acquired August 31, 2025.

Results of Operations - Three Months Ended February 28, 2026 compared to February 28, 2025

Revenue. Revenue for Q1 FY2026 was $2,231, compared to $0 in the prior year period. Revenue was generated by the LHIS subsidiary from four customer transactions during the period.

Operating Expenses. Total operating expenses were $3,232, compared to $14,072 in the prior year period, a decrease of $10,840 or approximately 77%. The decrease reflects reduced general and administrative expenses in the current period. Operating expenses in Q1 FY2026 comprised G&A $9 (bank service charges), Professional Fees $2,444 (audit out-of-pocket and outsourced accounting/XBRL services), and Bad Debt Expense $779 (write-off of uncollectable pre-acquisition accounts receivable).

Net Loss. Net loss for Q1 FY2026 was $(1,001), compared to $(14,072) in the prior year period.

Liquidity and Capital Resources

As of February 28, 2026, the Company had cash of $1,924 and a working capital deficiency of approximately $(104,050). The Company has historically relied on financial support from its Director (Mohammad Hasan Hamed) for operating liquidity. The Company has advanced $3,500 during Q1 FY2026 to the former Director of LHIS (Mc Gregor S James) in his capacity as a related party.

Filing Timeline

The Company filed Form NT 10-Q on April 15, 2026. The Company was not able to file this Form 10-Q within the five-business-day extension period provided by Rule 12b-25(b), which expired on April 21, 2026, due to the auditor change and reversal sequence described in Notes 5 and 6 and the ongoing interim review by the Company’s reappointed independent registered public accounting firm. As described in Note 6 and the Explanatory Note, these financial statements are filed pursuant to Rule 10-01(d) of Regulation S-X without completed interim review, and the Company intends to file a 10-Q/A once the review is completed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer (the same individual), evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were NOT effective as of February 28, 2026. The material weaknesses identified include (i) lack of segregation of duties due to the Company’s limited personnel and (ii) reliance on a single executive officer to prepare and oversee financial reporting.

Remediation Efforts

The Company is implementing remediation efforts including (i) reconciling related-party balances with supporting documentation, (ii) engaging third-party consultants for XBRL and interim accounting support, and (iii) establishing formal sub-event review procedures. These efforts are ongoing; the Company continues to disclose its material weaknesses pending completion of remediation.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during Q1 FY2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025, filed on March 13, 2026, except as follows:

•The Company has experienced a change and reversal in its independent registered public accounting firm during April 2026, and this Quarterly Report has been filed pursuant to Rule 10-01(d) of Regulation S-X without completed interim review procedures. If the subsequent interim review results in adjustments to the financial statements, the Company may be required to file an amendment and could face additional regulatory or market consequences, including under Item 4.02 of Form 8-K.

•The Company did not file this Quarterly Report within the five-business-day extension period under Rule 12b-25(b). Delinquency may impact the availability of Rule 144 resales for the Company’s restricted shareholders and may affect the Company’s status on the OTC Markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

32.1	Certification of Chief Executive and Financial Officer of BestGofer Inc, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
101	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BestGofer Inc.

Date: April 22, 2026	By: /s/ Mohammad Hasan Hamed
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)