Form 10-Q/A
period 2026-02-28
BestGofer Inc.
filed 2026-05-08
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment #1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-56485

BestGofer Inc. and Subsidiary

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as on May 6, 2026, is 5,900,000 shares.

EXPLANATORY NOTE REGARDING FILING DATE AND AUDIT ADJUSTMENTS

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of BestGofer, Inc. (the “Company”) for the three months ended February 28, 2026 (the “Original 10-Q”), which was filed with the Securities and Exchange Commission on April 22, 2026.

The Original 10-Q reported a net loss for the first quarter of $(7,001), reflecting a $6,000 professional-fees adjustment to the preliminary $(1,001) net loss disclosed in the Form NT 10-Q filed on April 15, 2026. Subsequent to the filing of the Original 10-Q, the Company completed additional impairment-evaluation procedures, performed in accordance with PCAOB AS 4105 by Barton CPA PLLC, with respect to the goodwill associated with the Company's wholly-owned subsidiary, Liberty Home Inspection Services LLC (“LHIS”). Based on the results of those procedures, management determined that a non-cash goodwill impairment charge of $78,754 should be recognized as of February 28, 2026 with respect to the LHIS reporting unit. This Amendment restates the Company's financial statements for the three months ended February 28, 2026 to reflect the goodwill impairment charge.

As a result of the goodwill impairment charge, the net loss reported herein is $(85,755), representing an increase of $78,754 compared to the net loss reported in the Original 10-Q. On May 6, 2026, the Company filed a Current Report on Form 8-K under Item 2.06 reporting this material non-cash impairment.

Other than as described herein, no other information in the Original 10-Q is amended hereby.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2026	November 30, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$1,924	$3,202
Accounts receivable	-	779
Due from related party	24,742	21,242
Total current assets	26,666	25,223

Other advances	12,500	12,500
Goodwill	-	78,754
Total assets	$39,166	$116,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	70,791	68,347
Due to related party	78,425	72,425
Total current liabilities	149,216	140,772

Stockholders’ equity
Common stock: $0.001 par value, 190,000,000 shares authorized; 5,900,000 shares issued and outstanding	5,900	5,900
Additional paid-in capital	175,206	175,206
Accumulated deficit	(291,156)	(205,401)
Total stockholders’ deficit	(110,050)	(24,295)

Total liabilities and stockholders’ equity	$39,166	$116,477

The accompanying notes to condensed consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended February 28,
	2026	2025

Revenue	$2,231	$-

Operating expenses
General and administration	9	4,800
Professional fees	8,444	6,000
Provision for expected credit losses	779	-
Impairment of goodwill	78,754	-
Total operating expenses	87,986	10,800

Net loss	$(85,755)	$(10,800)

Net loss per share - basic and diluted	$(0.015)	$(0.002)
Weighted average shares outstanding - basic and diluted	5,900,000	5,880,000

The accompanying notes to condensed consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the three months ended February 28, 2026 and 2025

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, November 30, 2024	5,880,000	$5,880	$75,226	$(179,653)	$(98,547)
Net loss	-	-	-	(10,800)	(10,800)
Balance, February 28, 2025	5,880,000	5,880	75,226	(190,453)	(109,347)

Balance, November 30, 2025	5,900,000	5,900	175,206	(205,401)	(24,295)
Net loss	-	-	-	(85,755)	(85,755)
Balance, February 28, 2026	5,900,000	$5,900	$175,206	$(291,156)	$(110,050)

The accompanying notes to condensed consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended February 28,
	2026	2025
Cash flow from operating activities
Net loss	$(85,755)	$(10,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for expected credit losses (non-cash)	779	-
Impairment of goodwill (non-cash)	78,754	-
Expenses paid by related party (non-cash)	6,000	-
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable	2,444	(33,700)
(Increase) in due from related party	(3,500)	-
Net cash provided by (used in) operating activities	$(1,278)	$(44,500)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flow from financing activities
Proceeds from related party loans and advances	-	44,500
Net cash provided by financing activities	$-	$44,500

Net increase/(decrease) in cash	(1,278)	-
Cash at beginning of year	3,202	-
Cash at end of year	$1,924	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes to condensed consolidated financial statements.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of BestGofer Inc. and Subsidiary (the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

Organization, Nature of Business and Trade Name

BestGofer Inc. was incorporated in the State of Nevada in October 2017, with the purpose of developing a consumer delivery system. In August 2025, the Company acquired a 100% membership interest in Liberty Home Inspection Services LLC (“LHIS”), a limited liability company organized under the laws of the State of Washington, which provides residential and commercial home inspection services. The consolidated entity is referred to herein as the “Company.” The Company’s principal office is at 10 Nisan Beck St, Jerusalem, Israel 91034. The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s business before another company develops similar businesses or services.

Basis of Presentation

The results for the three months ended February 28, 2026 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2026 and for the related periods presented.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of BestGofer Inc. and its wholly-owned subsidiary, Liberty Home Inspection Services LLC. All intercompany transactions and balances have been eliminated in consolidation.

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

Office Equipment:	5 - 10 years
Vehicles:	5 - 10 years

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Revenue Recognition

Revenue Recognition. The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The Company’s only revenue stream is residential and commercial home-inspection services performed by Liberty Home Inspection Services LLC. Performance obligation: a single performance obligation to deliver a written inspection report for an inspected property. Revenue is recognized at a point in time, upon delivery of the inspection report. Payment terms: amounts are typically due upon completion of the inspection and are collected by cash or check. Variable consideration: none - fees are fixed at booking; no rebates, discounts, or refunds. Contract assets / liabilities: the Company has no contract assets or contract liabilities. Revenue is presented net of any sales taxes collected on behalf of taxing authorities. For the three months ended February 28, 2026, LHIS generated revenue of $2,231 from home-inspection services.

For the three months ended February 28, 2026, LHIS generated revenue of $2,231 from home inspection services, which were recognized upon completion of each inspection.

Allowance for Expected Credit Loss

The Company estimates expected credit losses on accounts receivable using the current expected credit loss (“CECL”) model, which considers historical loss experience, current economic conditions, and reasonable and supportable forecasts. As of November 30, 2025, accounts receivable totaled $779, representing a single customer balance related to LHIS. During the three months ended February 28, 2026, this balance was determined to be uncollectible and was fully written off. Accordingly, a provision for expected credit losses of $779 was recognized during the period. As of February 28, 2026, no accounts receivable balance remained outstanding.

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

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments. As of February 28, 2026, the carrying value of amounts that are required to be measured at fair value approximated fair value due to the short-term nature and maturity of these instruments.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in management’s estimates or assumptions could have a material impact on BestGofer Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. BestGofer Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Operating Expenses. General and administrative expenses consist of bank service charges and other corporate overhead. Professional fees consist of external accounting, audit, XBRL filing-agent, legal, and consulting services, consistent with the presentation in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025. For the three months ended February 28, 2026, professional fees totaled $8,444 and primarily consisted of accounting, audit, and XBRL filing-agent services.

Capital Stock

The Company has authorized one hundred ninety million (190,000,000) shares of common stock with a par value of $0.001 per share and ten million (10,000,000) shares of preferred stock with a par value of $0.001 per share. As of February 28, 2026 and November 30, 2025, 5,900,000 shares of common stock were issued and outstanding, respectively. No preferred shares have been issued.

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

As of February 28, 2026, the Company has an accumulated deficit of $291,156, total stockholders’ deficit of $(110,050), and total current liabilities exceeding total current assets by $122,550 ($149,216 - $26,666). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its business plan and eventually attain profitable operations through the operations of LHIS and the parent company. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with business development. The Company may experience a cash shortfall and be required to raise additional capital. Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock and related party loans to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

NOTE C - COMMON STOCK

As of February 28, 2026 and November 30, 2025, the Company’s authorized capital consists of 190,000,000 shares of common stock at a par value of $0.001 per share and 10,000,000 shares of preferred stock at a par value of $0.001 per share.

On August 31, 2025, the Company issued 20,000 restricted shares of common stock in connection with the acquisition of Liberty Home Inspection Services LLC (see Note F - Business Combination).

As of February 28, 2026 and November 30, 2025, 5,900,000 shares of common stock were issued and outstanding, respectively.

As of February 28, 2026 and November 30, 2025, the Company has no shares of preferred stock issued and outstanding.

NOTE D - RELATED PARTY TRANSACTIONS

During prior periods and through Q1 FY2026, the Company has received non-interest-bearing, no-fixed-repayment-term loans from its Director, Mr. Mohammad Hasan Hamed. During the three months ended February 28, 2026, Mr. Hamed paid on the Company’s behalf a $6,000 Barton CPA audit-fee invoice, increasing the Due-to-related-party balance from $72,425 at November 30, 2025 to $78,425 at February 28, 2026. The Company has two identified related parties: (i) Mohammad Hasan Hamed - Due TO related party of $78,425; and (ii) Mc Gregor S James, Former Director of LHIS - Due FROM related party of $24,742. These balances are unsecured, non-interest bearing, and carry no fixed repayment terms.

During the three months ended February 28, 2026, the Company made advances of $3,500 to Mr. Mc Gregor S James, Former Director of LHIS, in connection with the operations of Liberty Home Inspection Services LLC. During the same period, the Company’s Director Mr. Mohammad Hasan Hamed paid on the Company’s behalf a $6,000 Barton CPA audit-fee invoice. As a result, Due from Related Party (Mc Gregor S James) increased to $24,742 and Due to Related Party (Mohammad Hasan Hamed) increased to $78,425 as of February 28, 2026.

Due from related party was $24,742 as of February 28, 2026, compared to $21,242 as of November 30, 2025.

Terms and nature of related-party balances (ASC 850-10-50). The advances to and from related parties are unsecured, non-interest-bearing, and have no fixed repayment schedule. The advances to Mr. Mc Gregor S James (Due from related party - $24,742) consist of operating advances made by LHIS for inspection-related field expenses; settlement is expected through reimbursement against future invoiced inspection work. The advances from Mr. Mohammad Hasan Hamed, Director (Due to related party - $78,425) consist of cash funding and direct vendor payments made to support Company operations and SEC reporting; the balances are demand obligations rather than equity contributions, as the Director retains the legal right to repayment, although no fixed repayment date has been established.

NOTE E - GOODWILL

In connection with the acquisition of Liberty Home Inspection Services LLC in August 2025, the Company recorded goodwill of $78,754, all of which was assigned to the LHIS reporting unit. As of February 28, 2026, in connection with the qualitative and quantitative impairment evaluation performed by management under ASC 350-20-35, including consideration of the LHIS reporting unit’s recurring operating losses, limited historical and forecasted revenue, key-person concentration risk, and LHIS’s financial condition, The fair value of the LHIS reporting unit was estimated using the income approach (discounted cash flow method), which incorporated management’s projections of future cash flows and a discount rate reflecting the risk profile of the reporting unit. Based on this analysis, management concluded that the carrying amount of the LHIS reporting unit exceeded its fair value. Accordingly, the Company recognized a goodwill impairment charge of $78,754 in its Statements of Operations for the three months ended February 28, 2026, reducing the carrying amount of goodwill to $0 as of February 28, 2026. The impairment charge is non-cash and did not affect the Company’s cash position. The Company will reassess any future indicators of value at each reporting date.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

NOTE F - BUSINESS COMBINATION

On August 31, 2025, BestGofer Inc. completed the acquisition of a 100% membership interest in Liberty Home Inspection Services LLC (“LHIS”), a Washington limited liability company. LHIS provides residential and commercial home inspection services primarily in the State of Washington. The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. A summary of the acquisition and the related purchase price allocation is provided in the Company’s Annual Report on Form 10-K for the year ended November 30, 2025.

NOTE G - OTHER ADVANCES

Other advances of $12,500 represent prepaid expenses and operating advances related to the Company’s business-development activities. The advances are not subject to a contractual repayment date; management expects the related services or benefits to be received over a period extending beyond twelve months from the balance-sheet date, which supports presentation as a non-current asset. The amounts are carried at cost; management has reviewed them for recoverability and believes they remain recoverable as of February 28, 2026.

NOTE H - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of outstanding amounts owed to vendors for services rendered but not yet paid. The balance at February 28, 2026 was $70,791, compared to $68,347 at November 30, 2025, an increase of $2,444. The Q1 FY2026 increase comprises Barton CPA out-of-pocket audit-support expenses ($44) and RNC Consulting accounting and XBRL filing services ($2,400). The $6,000 Barton CPA FY2025 audit fee was paid directly by the Company’s Director on the Company’s behalf during Q1 FY2026 and is reflected as Due to Related Party (Director) rather than Accounts Payable - see Note D.

NOTE I - SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after February 28, 2026 through May 7, 2026, the date these financial statements were available to be issued, in accordance with ASC 855-10. The following non-recognized subsequent events were identified:

Change in Independent Registered Public Accounting Firm

On April 8, 2026, the Board of Directors dismissed Barton CPA PLLC and appointed Sadler, Gibb & Associates, LLC. On April 14, 2026, the Board terminated Sadler, Gibb & Associates, LLC and reappointed Barton CPA PLLC effective the same date. Sadler, Gibb & Associates, LLC did not issue any audit or review reports or consents during its engagement period. The Company filed a Current Report on Form 8-K, including amendments thereto, to disclose these changes.

Late Filing of Quarterly Report

On April 15, 2026, the Company filed a Form NT 10-Q under Rule 12b-25 with respect to this Quarterly Report. The five-business-day extension period expired on April 21, 2026. On April 22, 2026, the Company filed Form NT 10-Q/A (Amendment No. 1) and its Quarterly Report on Form 10-Q for the three months ended February 28, 2026.

Filing of Form 8-K under Item 2.06

On May 6, 2026, the Company filed a Current Report on Form 8-K under Item 2.06 disclosing the material non-cash impairment of goodwill associated with the LHIS reporting unit recognized in the Statements of Operations for the three months ended February 28, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statements as of November 30, 2025, that appear in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025. This quarterly report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of February 28, 2026, we have an accumulated deficit of $291,156 and total stockholders’ deficit of $(110,050). These conditions, including the goodwill impairment recognized for the LHIS reporting unit, raise substantial doubt about our ability to continue as a going concern. Our auditors have expressed a going concern opinion in their report on our financial statements for the fiscal year ended November 30, 2025.

Management’s plans to alleviate the substantial doubt include the following specific actions, evaluated under ASC 205-40-50-12: (i) ramp-up of LHIS home-inspection revenue commencing with the April–September 2026 Pacific Northwest peak inspection season; (ii) continued direct funding from the Company’s Director on demand terms to bridge near-term operating cash needs (the Director has provided $78,425 of such funding to date); (iii) evaluation of secondary equity issuances or debt financing during the second half of fiscal 2026, subject to market conditions and the Company’s filing status; and (iv) operating-expense reductions, including consolidation of professional-services vendors. Management’s mitigation plans are subject to inherent uncertainties including the pace of recovery of Canadian cross-border real-estate activity in LHIS’s principal service area, the Company’s ability to remediate filing delinquencies, and access to capital.

Plan of Operation

The Company’s current business plan focuses on growing the revenue of Liberty Home Inspection Services LLC, which provides home inspection services in the State of Washington, while continuing to evaluate additional acquisition opportunities. The Company intends to fund operations through cash generated from LHIS services, related party support, and potential future equity or debt financing.

Liquidity and Capital Resources

As of February 28, 2026, the Company had total assets of $39,166, consisting of: cash and cash equivalents of $1,924; accounts receivable of $0; due from related party of $24,742; goodwill of $0 (following the goodwill impairment charge - see Note E); and other advances of $12,500.

As of February 28, 2026, the Company had total current liabilities of $149,216, consisting of accounts payable of $70,791 and due to related party of $78,425. Total stockholders’ deficit was $(110,050).

As of November 30, 2025, the Company had total assets of $116,477, consisting of: cash and cash equivalents of $3,202; accounts receivable of $779; due from related party of $21,242; goodwill of $78,754; and other advances of $12,500. Total current liabilities were $140,772, consisting of accounts payable of $68,347 and due to related party of $72,425. Total stockholders’ deficit was $(24,295).

Accumulated deficit as of February 28, 2026 and November 30, 2025 is $(291,156) and $(205,401), respectively.

Net cash used in operating activities for the three months period ended February 28, 2026 was $(1,278), compared to net cash used in operating activities of $(44,500) for the three months ended February 28, 2025.

Net cash provided by financing activities for the three months ended February 28, 2026 was $0. During the period, the Company’s Director paid a $6,000 Barton CPA audit-fee invoice directly to the vendor on the Company’s behalf - a non-cash transaction recorded as professional-fees expense and an increase in Due to related party, and disclosed in the Statements of Cash Flows as a supplemental non-cash investing and financing activity. For the three months ended February 28, 2025, net cash provided by financing activities was $44,500.

We have no material commitments for the next twelve months other than those incurred in the ordinary course of business. We will however require additional capital to meet our liquidity needs.

Results of Operations

Overview for the three months ended February 28, 2026 and 2025

Revenue

For the three months ended February 28, 2026, the Company generated revenue of $2,231 from home inspection services performed by LHIS. For the three months ended February 28, 2025, the Company did not generate any revenues. The increase in revenue reflects the acquisition of LHIS in August 2025.

Operating Expenses

The Company’s total operating expenses for the three months ended February 28, 2026 were $87,986, compared to $10,800 for the three months ended February 28, 2025. Operating expenses for the current period consisted of general and administrative expenses of $9 (bank fees), professional fees of $8,444, Provision for expected credit losses of $779, and a non-cash goodwill impairment charge of $78,754 (see Note E - Goodwill). The increase relative to the prior-year period is attributable primarily to the goodwill impairment charge.

Net Loss

During the three months ended February 28, 2026, the Company recognized a net loss of $85,755, compared to a net loss of $10,800 for the three months ended February 28, 2025. The increase in net loss is primarily attributable to the non-cash goodwill impairment charge of $78,754 recognized for the LHIS reporting unit (see Note E – Goodwill), partially offset by the recognition of $2,231 of revenue from LHIS operations.

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

Loss Per Common Share. Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. As of February 28, 2026, there were no share equivalents outstanding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of February 28, 2026, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of February 28, 2026, our Company’s disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL - INTEGRATED FRAMEWORK. Our management concluded that, as of February 28, 2026, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended February 28, 2026 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

BestGofer Inc.

Date: May 7, 2026	By: /s/ Mohammad Hasan Hamed
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)