Form 10-Q
period 2026-05-31
BestGofer Inc.
filed 2026-08-19
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as on August 18, 2026, is 5,900,000 shares.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2026	November 30, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$5,124	$3,202
Accounts receivable	-	779
Due from related party	24,423	21,242
Other advances	12,500	12,500
Total current assets	42,047	37,723

Goodwill	-	78,754
Total assets	$42,047	$116,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	102,203	68,347
Due to related party	78,425	72,425
Total current liabilities	180,628	140,772

Stockholders’ equity
Common stock: $0.001 par value, 190,000,000 shares authorized; 5,900,000 shares issued and outstanding	5,900	5,900
Additional paid-in capital	175,206	175,206
Accumulated deficit	(319,687)	(205,401)
Total stockholders’ deficit	(138,581)	(24,295)

Total liabilities and stockholders’ equity	$42,047	$116,477

The accompanying notes to condensed consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025

Revenue	$4,776	$-	$7,007	$-
Cost of services (inc. $1,800 inspector compensation)	2,119	-	2,119	-
Gross profit	2,657	-	4,888	-

Operating expenses
General and administration	20	4,300	29	9,100
Professional fees	31,168	400	39,612	6,400
Bad debt expense	-	-	779	-
Goodwill impairment	-	-	78,754	-
Total operating expenses	31,188	4,700	119,174	15,500

Loss from operations	(28,531)	(4,700)	(114,286)	(15,500)
Provision for income taxes	-	-	-	-
Net loss	$(28,531)	$(4,700)	$(114,286)	$(15,500)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Weighted average shares outstanding	5,900,000	5,880,000	5,900,000	5,880,000

The accompanying notes to condensed consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the six months ended May 31, 2026

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, November 30, 2025	5,900,000	$5,900	$175,206	$(205,401)	$(24,295)
Net loss	-	-	-	(85,755)	(85,775)
Balance, February 28, 2026	5,900,000	5,900	175,206	(291,156)	(110,050)
Net loss	-	-	-	(28,531)	(28,531)
Balance, May 31, 2026	5,900,000	$5,900	$175,206	$(319,687)	$(138,581)

For the six months ended May 31, 2025

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, November 30, 2024	5,880,000	$5,880	$75,226	$(179,653)	$(98,547)
Net loss	-	-	-	(10,800)	(10,800)
Balance, February 28, 2025	5,880,000	5,880	75,226	(190,453)	(109,347)
Net loss	-	-	-	(4,700)	(4,700)
Balance, May 31, 2025	5,880,000	$5,880	$75,226	$(195,153)	$(114,047)

The accompanying notes to condensed consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended May 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(114,286)	$(15,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment (non-cash)	78,754	-
Bad debt expense (non-cash)	779	-
Costs of goods sold due to related party (non-cash)	319	-
Operating expenses paid by related party (non-cash)	6,000	-
Changes in Operating Assets and Liabilities:
(Increase) in due from related party	(3,500)	-
Increase in accounts payable	33,856	(31,000)
Net cash provided by (used in) operating activities	$1,922	$(46,500)

INVESTING ACTIVITIES
Net cash from investing activities	-	-

FINANCING ACTIVITIES
Proceeds from related party	-	46,500
Net cash provided by financing activities	$-	$46,500

NET CHANGE IN CASH	1,922	-
Cash at beginning of period	3,202	-
Cash at end of period	$5,124	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes to condensed consolidated financial statements.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

NOTE A - ORGANIZATION AND BUSINESS

BestGofer, Inc. (the “Company”) is a Nevada corporation originally incorporated in October 2017. On August 31, 2025, the Company completed the acquisition of Liberty Home Inspection Services LLC (“LHIS”), a Washington-licensed home inspection services company, through the issuance of 20,000 shares of the Company’s common stock. Following the acquisition, LHIS became a wholly-owned subsidiary of the Company. The Company is no longer a shell company effective August 31, 2025. The Company provides residential and commercial home inspection services through LHIS, primarily in Whatcom County, Washington, and is also developing the BestGofer consumer delivery platform, which remains pre-operational. The Company operates as a single reportable segment.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. The results for the three and six months ended May 31, 2026 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2025. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

NOTE B - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses, has a working capital deficiency, has a stockholders’ deficit of $(138,581) at May 31, 2026, and requires additional capital to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued (ASC 205-40). Management’s plans to mitigate these conditions include continued financial support from the Director, expected seasonal growth of LHIS inspection revenue during the May to September peak season, potential capital raises, and operating expense reductions. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition (ASC 606). The Company recognizes revenue from home inspection and labor services at a point in time, when the performance obligation is satisfied - typically upon completion and customer acceptance of the inspection or labor service. Washington State Sales Tax (WST 8.8%) collected on behalf of the Washington Department of Revenue is excluded from revenue and recorded as a liability (net presentation under ASC 606-10-32-2A).

Consolidation. The condensed consolidated financial statements include BestGofer, Inc. and its wholly-owned subsidiary LHIS. All intercompany balances and transactions have been eliminated.

Goodwill (ASC 350-20). Goodwill of $78,754 originally recognized in the LHIS acquisition was fully impaired in the three months ended February 28, 2026. Carrying amount at May 31, 2026 is $0.

Cash and cash equivalents. All consolidated cash flows during Q2 FY2026 occurred through the subsidiary's operating bank account; the parent (BestGofer) holds no operating bank account.

Allowance for credit losses (ASC 326-20). The Company assesses receivables for expected credit losses at each reporting date.

Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. Actual results may differ.

Income taxes. The Company is a Nevada C-corporation. LHIS is a single-member LLC and a disregarded entity for U.S. federal income tax purposes.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

Earnings (loss) per share (ASC 260). Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share equals basic loss per share, as the Company has no potentially dilutive securities outstanding.

Operating segments. The Company has two operating segments: (i) home inspection services, conducted through its wholly-owned subsidiary LHIS, and (ii) the BestGofer delivery platform, a consumer-delivery application that remains in development and is pre-operational. Substantially all of the Company’s revenue, expenses, and assets during the periods presented relate to the home inspection segment; the delivery platform segment generated no revenue and held no material assets during the periods presented. The Company’s chief operating decision maker (the President and Chief Executive Officer) reviews financial information on a consolidated basis. All of the Company's revenue is earned, and all of its long-lived assets are located, in the United States.

	Three Months Ended May 31, 2026	Six Months Ended May 31, 2026
Home inspection - revenue	$4,776	$7,007
Delivery platform - revenue	$-	$-
Total revenue	$4,776	$7,007

Substantially all of the Company’s assets relate to the home inspection segment; the delivery platform segment held no material assets during the periods presented.

Fair value of financial instruments (ASC 820). The carrying amounts of the Company’s financial instruments, including cash, receivables, and payables, approximate fair value due to their short-term nature. The Company has not elected the fair value option for any financial instrument.

Recent accounting pronouncements. The Company has reviewed recently issued accounting pronouncements, including ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, and ASU 2025-12, Codification Improvements, and does not believe their adoption will have a material impact on its condensed consolidated financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

The Company has identified the following related parties at May 31, 2026:

1.Director / CEO (Mohammad Hasan Hamed). The Director historically funds the Company’s operating and administrative expenses through non-interest-bearing advances with no fixed repayment terms. The balance Due to Director at May 31, 2026 is $78,425 (unchanged from February 28, 2026). The advances are non-interest-bearing and payable on demand; no interest has been imputed, as the amounts are not material and the effect of imputing interest would be immaterial to the condensed consolidated financial statements.

2.Former Director of LHIS (Mc Gregor S James). Mr. James was the former sole member and director of LHIS prior to the August 31, 2025 acquisition and received 20,000 shares of the Company’s common stock in that transaction. Mr. James is the sole licensed inspector of LHIS and provides services as a 1099 independent contractor. The Company has a receivable from Mr. James of $24,422 at May 31, 2026 (net of $319 reimbursement owed to Mr. James for materials purchased on his personal credit card for the Grand Bay Resort job). The receivable is unsecured, non-interest-bearing, and has no fixed repayment terms.

During the three months ended May 31, 2026, the Company recognized $1,800 of contractor compensation paid to Mr. James. The Company will issue Form 1099-NEC for calendar 2026.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

NOTE E - GOODWILL

Goodwill arose from the August 31, 2025 acquisition of LHIS in the amount of $78,754. During the three months ended February 28, 2026, the Company concluded under ASC 350-20 that the goodwill associated with the LHIS reporting unit was fully impaired and recognized a non-cash impairment charge of $78,754, as reported on Form 8-K Item 2.06 filed May 6, 2026 and Form 8-K Item 4.02 filed May 19, 2026. Carrying amount of goodwill at May 31, 2026 is $0. During the three months ended May 31, 2026, management evaluated whether additional impairment indicators arose; none were identified. Management concluded that BestGofer is the accounting acquirer of LHIS under ASC 805 (see the Company’s accounting-acquirer analysis). Impairment indicators were not present at November 30, 2025; the impairment was recognized in the three months ended February 28, 2026, the period in which impairment indicators arose and management completed its ASC 350-20 assessment.

NOTE F - STOCKHOLDERS’ EQUITY

Authorized: 190,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. Issued and outstanding at May 31, 2026: 5,900,000 shares of common stock; no preferred stock issued. No share issuances or cancellations occurred during the three or six months ended May 31, 2026.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company is not party to any pending legal proceedings.

NOTE H - OTHER ADVANCES

Other advances of $12,500 represent prepaid expenses and operating advances related to the Company’s business-development activities. The advances are not subject to a contractual repayment date and are carried at cost. Management has reviewed the advances for recoverability and believes they remain recoverable as of May 31, 2026.

NOTE I - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of amounts owed to vendors for services rendered but not yet paid, and include sales tax payable to the Washington Department of Revenue. The balance was $102,203 at May 31, 2026, compared to $68,347 at November 30, 2025, an increase of $33,856, comprising primarily professional, accounting, audit, and SEC filing-agent fees incurred during the six months ended May 31, 2026.

NOTE J - INCOME TAXES

The Company accounts for income taxes under ASC 740. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial-statement and tax bases of assets and liabilities. A full valuation allowance is recorded against net deferred tax assets because realization is not considered more likely than not given the Company’s history of operating losses. No current or deferred income tax provision was recorded for the three or six months ended May 31, 2026.

NOTE K - LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is identical to basic loss per share because the Company has no dilutive securities outstanding. Net loss per share was $(0.00) and $(0.02) for the three and six months ended May 31, 2026, respectively, and $(0.00) for both the three and six months ended May 31, 2025.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2026

NOTE L - SEGMENT REPORTING

The Company has two operating segments: (i) home inspection services, conducted through its wholly-owned subsidiary LHIS, and (ii) the BestGofer delivery platform, a consumer-delivery application that remains in development and is pre-operational. Substantially all of the Company’s revenue, expenses, and assets during the periods presented relate to the home inspection segment; the delivery platform segment generated no revenue and held no material assets during the periods presented. The Company’s chief operating decision maker (the President and Chief Executive Officer) reviews financial information on a consolidated basis. All of the Company’s revenue is earned, and all of its long-lived assets are located, in the United States.

NOTE M - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these condensed consolidated financial statements are available to be issued and has identified the following:

On June 24, 2026, the Company engaged GreenGrowth CPAs as its independent registered public accounting firm in place of Barton CPA PLLC; the change was reported on a Current Report on Form 8-K under Item 4.01 filed June 29, 2026.

On August 18, 2026, the Company filed a Current Report on Form 8-K/A (SEC accession No. 0001722556-26-000032) providing the audited financial statements of Liberty Home Inspection Services LLC as of and for the year ended November 30, 2024, unaudited interim financial statements, and unaudited pro forma condensed combined financial information, as required under Item 9.01 of Form 8-K in connection with the Company’s August 31, 2025 acquisition of LHIS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties.

Overview

BestGofer, Inc. operates through (i) a developmental BestGofer delivery platform (pre-operational) and (ii) home inspection services through its wholly-owned subsidiary LHIS. The Company is no longer a shell company.

Results of Operations - Three Months Ended May 31, 2026 vs Three Months Ended May 31, 2025.

Revenue. $4,776 vs $0. The Company recorded $0 customer revenue in March 2026 and $0 customer revenue in April 2026; all Q2 revenue was generated in May 2026 from four customer engagements (Grand Bay Resort, Deb Hiller, Steve Thompson, and David Rawes for inspections at two properties). The absence of March and April revenue reflects the seasonal nature of LHIS’s home-inspection business in northern Whatcom County, Washington.

Cost of services and gross profit. Cost of services was $2,119, comprising contractor compensation of $1,800 paid to the LHIS sole inspector (a related party) and materials of $319, producing gross profit of $2,657. Operating expenses were $31,188, comprising professional fees of $31,168 and general and administrative expenses of $20 (bank service charges).

Net loss. The Company recorded a net loss of $28,531 for the three months ended May 31, 2026, compared to a net loss of $4,700 for the three months ended May 31, 2025. The increase was driven primarily by professional fees of $31,168 incurred in connection with the Company’s SEC reporting and auditor-transition activities, partially offset by $4,776 of inspection-service revenue earned in May 2026.

Results of Operations - Six Months Ended May 31, 2026 vs Six Months Ended May 31, 2025.

For the six months ended May 31, 2026, the Company recognized service revenue of $7,007, compared to $0 for the six months ended May 31, 2025. Cost of services was $2,119, producing gross profit of $4,888; total operating expenses were $119,174, which included a non-cash goodwill impairment charge of $78,754 recognized in the first quarter, professional fees of $39,612, materials of $319, and a $779 write-off of accounts receivable. The Company recorded a net loss of $114,286 for the six months ended May 31, 2026, compared to a net loss of $15,500 for the six months ended May 31, 2025; the increase was attributable primarily to the goodwill impairment and higher professional fees associated with the Company’s SEC reporting and auditor transition.

Liquidity and Capital Resources

As of May 31, 2026, the Company had cash of $5,124 and a working capital deficiency of approximately $138,581. All consolidated cash flowed through the subsidiary’s operating bank account; the parent holds no operating bank account. The Company has historically relied on financial support from its Director for operating liquidity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued; management’s plans to address these conditions are described in Note B.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer (Mohammad Hasan Hamed, serving in both capacities) evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2026 and concluded that they were not effective at the reasonable-assurance level, due to the continuing material weakness in internal control over financial reporting.

Material weakness in Internal Control over Financial Reporting (“ICFR”). The Company continues to have a material weakness arising from limited segregation of duties, reliance on external accounting service providers for the close cycle, and the absence of an independent audit committee.

Changes in ICFR. No changes during Q2 FY2026 that materially affected ICFR.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this Item. There have been no material changes to risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025.

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

BestGofer Inc.

Date: August 19, 2026	By: /s/ Mohammad Hasan Hamed
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)