Form 10-Q
period 2026-08-31
BestGofer Inc.
filed 2026-09-30
CIK 1722556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company:

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

As of September 29, 2026, there were 5,900,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2026	November 30, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$8,906	$3,202
Accounts receivable	-	779
Due from related party	24,347	21,242
Other advances	12,500	12,500
Total current assets	45,753	37,723

Goodwill	-	78,754
Total assets	$45,753	$116,477

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	104,579	68,347
Due to related party	81,957	72,425
Total current liabilities	186,536	140,772

Stockholders’ deficit
Preferred stock: $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value, 190,000,000 shares authorized; 5,900,000 shares issued and outstanding	5,900	5,900
Additional paid-in capital	175,206	175,206
Accumulated deficit	(321,889)	(205,401)
Total stockholders’ deficit	(140,783)	(24,295)

Total liabilities and stockholders’ deficit	$45,753	$116,477

The accompanying notes to condensed consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025

Revenue	$5,485	$-	$12,492	$-
Cost of services	2,076	-	4,195	-
Gross profit	3,409	-	8,297	-

Operating expenses
General and administration	111	2,400	140	11,500
Professional fees	5,500	3,000	45,112	9,400
Bad debt expense	-	-	779	-
Goodwill impairment	-	-	78,754	-
Total operating expenses	5,611	5,400	124,785	20,900

Loss from operations	(2,202)	(5,400)	(116,488)	(20,900)
Provision for income taxes	-	-	-	-
Net loss	$(2,202)	$(5,400)	$(116,488)	$(20,900)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Weighted average shares outstanding	5,900,000	5,880,217	5,900,000	5,880,073

The accompanying notes to condensed consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the nine months ended August 31, 2026

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, November 30, 2025	5,900,000	$5,900	$175,206	$(205,401)	$(24,295)
Net loss	-	-	-	(85,755)	(85,775)
Balance, February 28, 2026 (as restated)	5,900,000	5,900	175,206	(291,156)	(110,050)
Net loss	-	-	-	(28,531)	(28,531)
Balance, May 31, 2026	5,900,000	5,900	175,206	(319,687)	(138,581)
Net loss	-	-	-	(2,202)	(2,202)
Balance, August 31, 2026	5,900,000	$5,900	$175,206	$(321,889)	$(140,783)

For the nine months ended August 31, 2025

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, November 30, 2024	5,880,000	$5,880	$75,226	$(179,653)	$(98,547)
Net loss	-	-	-	(10,800)	(10,800)
Balance, February 28, 2025	5,880,000	5,880	75,226	(190,453)	(109,347)
Net loss	-	-	-	(4,700)	(4,700)
Balance, May 31, 2025	5,880,000	5,880	75,226	(195,153)	(114,047)
Shares issued for acquisition	20,000	20	99,980	-	100,000
Net loss	-	-	-	(5,400)	(5,400)
Balance, August 31, 2025	5,900,000	$5,900	$175,206	$(200,553)	$(19,447)

The accompanying notes to condensed consolidated financial statements.

BESTGOFER INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended August 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(116,488)	$(20,900)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment (non-cash)	78,754	-
Bad debt expense (non-cash)	779	-
Cost of services settled against related-party receivable (non-cash)	395	-
Operating expenses paid by the Director (non-cash)	9,532	-
Changes in operating assets and liabilities:
(Increase) in due from related party	(3,500)	-
Increase (decrease) in accounts payable and accrued liabilities	36,232	(25,600)
Net cash provided by (used in) operating activities	$5,704	$(46,500)

INVESTING ACTIVITIES
Acquisition of subsidiary, net of cash acquired	-	62
Net cash provided by investing activities	-	62

FINANCING ACTIVITIES
Proceeds from related party	-	46,500
Net cash provided by financing activities	$-	$46,500

NET CHANGE IN CASH	5,704	62
Cash at beginning of period	3,202	-
Cash at end of period	$8,906	$62

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Operating expenses paid on the Company’s behalf by the Director	$9,532	$-
Shares issued for acquisition of subsidiary	$-	$100,000

The accompanying notes to condensed consolidated financial statements.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2026

NOTE A - ORGANIZATION AND BUSINESS

BestGofer, Inc. (the “Company”) is a Nevada corporation originally incorporated in October 2017. On August 31, 2025, the Company completed the acquisition of Liberty Home Inspection Services LLC (“LHIS”), a Washington-licensed home inspection services company, through the issuance of 20,000 shares of the Company’s common stock. Following the acquisition, LHIS became a wholly-owned subsidiary of the Company. The Company ceased to be a shell company effective August 31, 2025. The Company provides residential and commercial home inspection services and related repair and maintenance labor services through LHIS, primarily in Whatcom County, Washington, and is also developing the BestGofer consumer delivery platform, which remains pre-operational.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. The results for the three and nine months ended August 31, 2026 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2025. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal recurring nature, except for the non-cash goodwill impairment charge of $78,754 and the bad debt charge of $779 recognized during the nine months ended August 31, 2026, which are described in Notes E and C respectively.

Restatement within the periods presented. The condensed consolidated financial statements for the quarter ended February 28, 2026, which fall within the nine-month period presented, were restated to recognize a goodwill impairment charge of $78,754 in that quarter. The restatement was reported on Amendment No. 1 to Form 10-Q filed May 7, 2026 and on a Current Report on Form 8-K under Item 4.02(a) filed May 19, 2026. The February 28, 2026 balances in the statement of changes in stockholders’ deficit are presented as restated.

NOTE B - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses, has a working capital deficiency and a stockholders’ deficit of $(140,783) at August 31, 2026, and requires additional capital to fund operations. Although the Company generated revenue of $5,485 and gross profit of $3,409 during the three months ended August 31, 2026, that gross profit is insufficient to fund the Company’s public-company compliance costs. Net cash provided by operating activities of $5,704 for the nine months ended August 31, 2026 resulted from an increase of $36,232 in unpaid accounts payable and accrued liabilities rather than from operating profitability; the Company settled no vendor liabilities in cash during the nine months then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued (ASC 205-40).

Management’s plans to mitigate these conditions comprise continued funding from the Director, and the seasonal revenue of LHIS during the May to September period. Management has evaluated these plans and has concluded that they do not alleviate the substantial doubt, because the Company holds no written commitment from the Director or from any entity under his control to provide further funding, has no credit facility, and has no agreement for a capital raise. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition (ASC 606). The Company recognizes revenue from home inspection and from repair and maintenance labor services at a point in time, when the performance obligation is satisfied - on completion and customer acceptance of the service. Washington State sales tax collected on behalf of the Washington Department of Revenue is excluded from revenue and recorded as a liability (net presentation under ASC 606-10-32-2A). During the three months ended August 31, 2026 the Company collected $376 of Washington State sales tax, which is excluded from revenue and included in accounts payable and accrued liabilities.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2026

Disaggregation of revenue (ASC 606-10-50-5).

(1) Represents revenue of the quarter ended February 28, 2026. Invoice-level detail sufficient to allocate that amount between service categories was not available; the amount is supported by customer receipts into the subsidiary’s operating account. All revenue in all periods presented was recognized at a point in time and in the United States.

Consolidation. The condensed consolidated financial statements include BestGofer, Inc. and its wholly-owned subsidiary LHIS. All intercompany balances and transactions have been eliminated.

Goodwill (ASC 350-20). Goodwill of $78,754 recognized in the LHIS acquisition was fully impaired in the three months ended February 28, 2026. The carrying amount at August 31, 2026 is $0.

Cash and cash equivalents. All consolidated cash is held in the operating bank account of the subsidiary; the parent company holds no bank account. Cash at August 31, 2026 agrees to the subsidiary’s bank statement at that date with no reconciling items.

Accounts receivable and expected credit losses (ASC 326-20). The Company assesses receivables for expected credit losses at each reporting date. All amounts invoiced during the three months ended August 31, 2026 were collected on or before that date, and no accounts receivable and no allowance were recorded. The amount due from a related party (Note D) and other advances (Note H) are also within the scope of ASC 326-20; management has assessed each for expected credit losses and recorded no allowance, for the reasons described in those notes.

Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts. Actual results may differ.

Income taxes. The Company is a Nevada C-corporation. LHIS is a single-member LLC and a disregarded entity for U.S. federal income tax purposes.

Earnings (loss) per share (ASC 260). Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share equals basic loss per share; the Company has no potentially dilutive securities outstanding.

Fair value of financial instruments (ASC 820). The carrying amounts of cash, receivables and payables approximate fair value due to their short-term nature.

Recent accounting pronouncements. The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective for its fiscal year beginning December 1, 2025; the required disclosures are in Note L. ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, is effective for the Company’s annual period ending November 30, 2026 and is not expected to have a material effect. The Company has reviewed ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, and ASU 2025-12, Codification Improvements, and does not believe their adoption will have a material impact on its condensed consolidated financial statements.

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

	Three Months Ended August 31, 2026	Nine Months Ended August 31, 2026
Home inspection services	$1,200	$3,751
Repair and maintenance labor services	4,285	6,510
Services not separately disaggregated (1)	-	2,231
Total revenue	$5,485	$12,492

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2026

(1) Represents revenue of the quarter ended February 28, 2026. Invoice-level detail sufficient to allocate that amount between service categories was not available; the amount is supported by customer receipts into the subsidiary’s operating account. All revenue in all periods presented was recognized at a point in time and in the United States.

NOTE D - RELATED PARTY TRANSACTIONS

The Company has identified the following related parties at August 31, 2026:

1.Director, President and Chief Executive Officer (Mohammad Hasan Hamed). The Director funds the Company’s operating and administrative expenses through unsecured, non-interest-bearing advances payable on demand with no fixed repayment terms. The balance due to the Director at August 31, 2026 is $81,957. During the three months then ended the Director paid $3,500 of the Company’s interim review fee, together with a $32 wire transfer charge, a total of $3,532, directly to the Company’s independent registered public accounting firm; no cash passed through any account of the Company and the amount was added to his advances. The advances are unsecured, non-interest-bearing and payable on demand, with no fixed repayment terms, and were ratified by the sole director by written consent. During the nine months ended August 31, 2026, the Director advanced $6,000 by paying Company expenses directly; there were no advances during the three months then ended and no amount has been repaid in any period presented. No interest has been imputed, as the effect would be immaterial.

2.Former sole member of LHIS (Mc Gregor S James). Mr. James was the sole member of LHIS before the August 31, 2025 acquisition and received 20,000 shares of the Company’s common stock in that transaction, representing approximately 0.3% of the shares outstanding. He is the sole licensed inspector of LHIS and provides services as a 1099 independent contractor. He is not an officer or director of the Company.

The Company has a receivable from Mr. James of $24,347 at August 31, 2026 ($21,242 at November 30, 2025). The receivable is unsecured, non-interest-bearing, has no fixed repayment terms and no stated maturity, and no amount has been collected in any period presented; there is no written agreement governing it and no security. The balance decreased $76 during the three months ended August 31, 2026, being materials purchased by Mr. James personally and re-billed to customers by LHIS, which were settled against the receivable. The Company expects settlement to occur through the application of future amounts payable to Mr. James rather than by cash repayment; on that basis the balance is classified as current and no allowance for expected credit losses has been recorded. Recoverability of this balance is a critical accounting estimate.

During the three and nine months ended August 31, 2026 the Company recognized $2,076 and $4,195 respectively of contractor compensation and materials attributable to Mr. James, recorded in cost of services. The compensation component for the three months ended August 31, 2026 was $2,000, settled by transfer from the subsidiary’s operating account on June 24, 2026. The Company will issue Form 1099-NEC for calendar 2026.

3.Liberty Home Services LLC. Liberty Home Services LLC (“LHS”) is a Washington limited liability company owned and controlled by Mr. James. LHS is not owned by the Company, is not consolidated, and is a related party of the Company solely by reason of Mr. James’s control of it. LHS maintains its own bank account, operates from the same business address as LHIS, and performs services of a similar character to those performed by LHIS. There were no transactions between the Company or LHIS and LHS, and no amounts were due to or from LHS, during or as of the three and nine months ended August 31, 2026 or as of November 30, 2025. The Company identified LHS as a related party during the three months ended August 31, 2026; it was not separately identified in the Company’s related-party disclosures for prior periods.

Because Mr. James performs, invoices and collects substantially all of the Company’s revenue and separately controls an entity performing services of a similar character from the same premises, a risk exists that an engagement that would otherwise be performed by LHIS may instead be performed by LHS. The Company has no written agreement with Mr. James restricting his ability to do so. Management’s procedures are the reconciliation of each engagement recorded by LHIS to a dated deposit in the LHIS operating account and a quarterly written representation from Mr.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2026

James as to completeness. The Company does not have access to the books or bank records of LHS, and has performed no procedure capable of identifying an engagement that was never recorded in the records of LHIS. Management identified no such engagement during the periods presented.

	August 31, 2026	November 30, 2025
Balance at beginning of the fiscal year	$72,425	$16,925
Advances during the period	9,532	55,500
Due to Director	$81,957	$72,425

NOTE E - BUSINESS COMBINATION AND GOODWILL

Business combination. On August 31, 2025, the Company acquired 100% of the membership interests of LHIS, a Washington-based provider of home inspection services, in exchange for 20,000 shares of the Company’s common stock. The transaction was accounted for as a business combination under ASC 805, with the Company as the accounting acquirer. The purchase consideration of $100,000 was measured at the fair value of the shares issued, $5 per share, a Level 3 input approved by the Company’s board of directors. No liabilities were assumed and no identifiable intangible assets met the criteria for separate recognition under ASC 805-20-25; the Company did not engage a third-party valuation specialist. The acquisition date is the last day of the nine-month comparative period ended August 31, 2025; accordingly, the results of LHIS are included in the condensed consolidated statements of operations from September 1, 2025 and no results of LHIS are included for the three or nine months ended August 31, 2025. The allocation of the purchase consideration is as follows:

August 31, 2025
Purchase consideration: 20,000 shares of common stock at $5 per share	$100,000
Fair value of assets acquired:
Cash	62
Accounts receivable	9,494
Due from related party	11,690
Total identifiable net assets acquired	21,246
Goodwill	$78,754

Goodwill and impairment. Goodwill of $78,754 arose from the August 31, 2025 acquisition of LHIS. During the three months ended February 28, 2026 the Company concluded under ASC 350-20 that the goodwill associated with the LHIS reporting unit was fully impaired and recognized a non-cash impairment charge of $78,754, reported on Form 8-K under Item 2.06 filed May 6, 2026 and on Form 8-K under Item 4.02 filed May 19, 2026. The carrying amount at August 31, 2026 is $0. During the three months ended August 31, 2026 management evaluated whether impairment indicators arose with respect to the Company’s remaining assets; none were identified.

NOTE F - STOCKHOLDERS’ EQUITY

Authorized: 190,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. Issued and outstanding at August 31, 2026: 5,900,000 shares of common stock; no preferred stock issued. No share issuances, cancellations or repurchases occurred during the three or nine months ended August 31, 2026.

NOTE G - COMMITMENTS AND CONTINGENCIES

Legal proceedings. The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated by governmental authorities or others.

Professional services commitment. Under an engagement letter executed June 19, 2026, the Company is committed to fees of $22,000 for the audit of its financial statements for the fiscal year ending November 30, 2026 and for the related interim reviews, payable in monthly instalments through 2027. At August 31, 2026, $8,500 had been billed under that engagement and $5,000 remained unpaid. Amounts relating to services not yet performed are not recognized as a liability. The Company had cash of $8,906 at August 31, 2026.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2026

Washington State sales tax. Sales tax of $376 collected during the three months ended August 31, 2026 had not been remitted to the Washington Department of Revenue at that date and is included in accounts payable and accrued liabilities.

Premises. The Company has no lease. LHIS operates from premises made available by Mr. James at no charge; no amount has been ascribed to that arrangement.

NOTE H - OTHER ADVANCES

Other advances of $12,500 represent prepaid expenses and operating advances relating to the Company’s business-development activities, unchanged since November 30, 2024. The advances are not subject to a contractual repayment date and are carried at cost. Management has reviewed the advances for recoverability and expected credit losses and believes they remain recoverable at August 31, 2026. Recoverability of this balance is a critical accounting estimate. The counterparty is not a related party of the Company.

NOTE I - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of amounts owed to vendors for services rendered but not yet paid, and include sales tax payable to the Washington Department of Revenue. The balance was $104,579 at August 31, 2026 compared with $68,347 at November 30, 2025, an increase of $36,232, comprising professional, accounting, audit and SEC filing-agent fees incurred during the nine months then ended together with $376 of Washington State sales tax. No vendor liability was settled in cash during the nine months ended August 31, 2026; the parent company holds no bank account.

Professional fees of $5,500 for the three months ended August 31, 2026 comprise the interim review fee of the Company’s independent registered public accounting firm of $3,500 and the quarterly fee of the Company’s external accounting service provider of $2,000. Certain services were received during the quarter for which invoices had not been obtained at the date these financial statements were issued, and for which no amount has been accrued: the audit of the financial statements of LHIS performed under a separate engagement, EDGAR filing-agent services in respect of four filings made during the quarter, and legal advice. Management is unable to estimate those amounts at the date of issuance.

NOTE J - INCOME TAXES

The Company accounts for income taxes under ASC 740. A full valuation allowance is recorded against net deferred tax assets because realization is not considered more likely than not given the Company’s history of operating losses. No current or deferred income tax provision was recorded for the three or nine months ended August 31, 2026.

NOTE K - LOSS PER SHARE

Net loss per share was $(0.00) and $(0.02) for the three and nine months ended August 31, 2026 respectively, and $(0.00) for both the three and nine months ended August 31, 2025. Diluted loss per share is identical to basic loss per share because the Company has no dilutive securities outstanding.

NOTE L - SEGMENT REPORTING

The Company has two operating segments: (i) home inspection services, including related repair and maintenance labor services, conducted through its wholly-owned subsidiary LHIS, and (ii) the BestGofer delivery platform, a consumer-delivery application that remains in development and is pre-operational. Substantially all of the Company’s revenue, expenses and assets during the periods presented relate to the home inspection segment; the delivery platform segment generated no revenue and held no material assets during the periods presented. The Company’s chief operating decision maker is its President and Chief Executive Officer, who reviews financial information on a consolidated basis in deciding how to allocate resources and in assessing performance.

BESTGOFER, INC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2026

	Three months ended August 31, 2026	Nine months ended August 31, 2026
Home inspection services segment	$5,485	$12,492
Delivery platform segment	-	-
Total revenue	$5,485	$12,492

The measure of segment profit or loss reviewed by the chief operating decision maker is consolidated net loss as presented in the condensed consolidated statements of operations. The significant expense categories regularly provided to the chief operating decision maker are cost of services, professional fees and general and administration, each presented separately on the face of the statements of operations. There are no other segment items. All of the Company’s revenue is earned, and all of its assets are located, in the United States.

NOTE M - CONCENTRATIONS

Dependence on a single individual. All of the Company’s revenue is generated by one individual, Mr. Mc Gregor S James, who is the sole licensed inspector of LHIS and is engaged as an independent contractor rather than as an employee. LHIS delivers inspection services under his individual Washington home inspector license. The Company has no written services agreement with him and no non-competition or non-solicitation covenant. The loss of his services would halt the Company’s revenue-generating activity.

Customers. For the three months ended August 31, 2026, two engagements with a single customer represented $3,244, or 59%, of revenue. Revenue for the quarter arose from seven engagements in total.

Geographic and banking. Substantially all revenue is earned in Whatcom County, Washington. All of the Company’s cash is held in a single bank account of the subsidiary.

Funding. The Company is dependent on advances from the Director and from an entity under his control; it has no credit facility and no third-party financing.

NOTE N - SUBSEQUENT EVENTS

Management evaluated subsequent events through the date these financial statements were issued, in accordance with ASC 855-10, and determined that there were no material subsequent events requiring recognition or disclosure in the accompanying unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks and uncertainties, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statement except as required by law.

Overview

BestGofer, Inc. operates through home inspection and related repair and maintenance labor services provided by its wholly-owned subsidiary LHIS, and is developing the BestGofer delivery platform, which remains pre-operational. The Company is not a shell company. Its fiscal year ends November 30. All of the Company’s revenue is generated by a single individual who separately owns and controls an entity performing services of a similar character from the same business address; the Company has no written agreement restricting his ability to perform engagements through that entity. See Note D.

Results of Operations - Three Months Ended August 31, 2026 and 2025

Comparability. The Company acquired LHIS on August 31, 2025, the final day of the prior-year quarter. The prior-year quarter therefore contains no operating business, no revenue and no cost of services, and period-over-period comparison of those lines is not meaningful.

Revenue. Revenue was $5,485 compared with $nil. Revenue arose from seven customer engagements: three home inspections totaling $1,200 and four repair and maintenance labor engagements totaling $4,285 net of Washington State sales tax. Repair and maintenance labor represented 78% of revenue for the quarter. The quarter falls within the May to September peak season for the northern Whatcom County market.

Cost of services and gross profit. Cost of services was $2,076, comprising $2,000 of compensation to the sole licensed inspector, a related party, and $76 of materials re-billed to customers, producing gross profit of $3,409 and a gross margin of 62%. There was no cost of services in the prior-year quarter.

General and administration. General and administrative expense was $111 compared with $2,400, a decrease of $2,289. The decrease reflects a change in the composition of the Company’s costs rather than a reduction in spending: in the prior-year quarter the Company had no operating business and its costs were recorded in this line, whereas operating costs are now recorded in cost of services and compliance costs in professional fees. Current-quarter general and administrative expense comprises bank charges of $41 and a Washington Secretary of State annual report fee of $70.

Professional fees. Professional fees were $5,500 compared with $3,000, an increase of $2,500, comprising the interim review fee of the Company’s independent registered public accounting firm of $3,500 and the quarterly fee of the Company’s external accounting service provider of $2,000. As described in Note I, invoices for certain other services received during the quarter had not been obtained at the date these financial statements were issued and no amount has been accrued for them; had those amounts been accrued, professional fees and net loss for the quarter would be higher.

Net loss. Net loss was $(2,202) compared with $(5,400), an improvement of $3,198, as the quarter’s gross profit offset the majority of operating expenses.

Results of Operations - Nine Months Ended August 31, 2026 and 2025

Revenue. Revenue was $12,492 compared with $nil, reflecting the inclusion of LHIS following the August 31, 2025 acquisition. Revenue was concentrated in the May to August period; the Company recorded no revenue in March or April 2026.

Cost of services and gross profit. Cost of services was $4,195, producing gross profit of $8,297 and a gross margin of 66%.

General and administration. General and administrative expense was $140 compared with $11,500, a decrease of 99%, for the compositional reason described above.

Professional fees. Professional fees were $45,112 compared with $9,400, an increase of $35,712, reflecting the costs of the fiscal 2025 annual report, two interim reviews, an auditor transition, the restatement of the quarter ended February 28, 2026, and the Rule 3-05 financial statements of LHIS filed on Form 8-K/A on August 18, 2026. Of that amount, $39,612 was incurred in the six months ended May 31, 2026.

Bad debt expense. Bad debt expense of $779 was recognized in the quarter ended February 28, 2026 on write-off of the receivable carried at November 30, 2025.

Net loss. Net loss was $(116,488) compared with $(20,900). Excluding the non-cash goodwill impairment charge of $78,754, the nine-month net loss would have been $(37,734), compared with $(20,900) in the prior-year period. Management believes presenting the loss excluding that non-cash charge assists investors in assessing the cash-consuming operations of the business, and uses the measure for the same purpose internally; it is not a substitute for net loss determined in accordance with U.S. GAAP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2026. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2026.

The material weaknesses identified are:

(i) lack of segregation of duties, the Company having one officer and no accounting staff, and the sole contractor performing services, issuing invoices, depositing customer receipts and initiating payments to himself from the subsidiary’s only bank account;

(ii) absence of an audit committee and of a director qualifying as an audit committee financial expert;

(iii) insufficient written documentation of internal control policies and procedures;

(iv) a period-end close process that depends substantially on outside consultants, as evidenced by the restatement of the quarter ended February 28, 2026, which resulted from a failure to identify and evaluate a goodwill impairment triggering event in the period in which it arose, reported on Form 8-K under Item 4.02 filed May 19, 2026;

(v) an ineffective process for identifying related parties, as evidenced by the identification during the three months ended August 31, 2026 of an entity controlled by the Company’s sole licensed inspector that had not been identified in prior-period related-party disclosures;

(vi) an ineffective period-end process for identifying and accruing liabilities for services rendered but not yet invoiced by third-party vendors, as described in Note I; and

(vii) ineffective controls over the timeliness of periodic and current reports. The Quarterly Report on Form 10-Q for the quarter ended May 31, 2026 was due July 15, 2026, was extended to July 20, 2026 under Rule 12b-25, and was filed August 19, 2026. The financial statements of LHIS required by Rule 3-05 of Regulation S-X in connection with the August 31, 2025 acquisition were required to be filed by amendment to Form 8-K within 71 calendar days of the date the initial report was due, and were filed on August 18, 2026.

Remediation. Management is addressing these weaknesses as resources permit. A documented quarterly close calendar has been adopted, and management intends to obtain a written services agreement with the sole inspector, to obtain vendor statements of account at each period end, and to obtain a written representation covering engagements performed through the affiliate described in Note D. Management has begun the close for the fourth quarter of fiscal 2026 earlier than in prior quarters in order to reduce reliance on extensions under Rule 12b-25.

Changes in Internal Control over Financial Reporting. During the three months ended August 31, 2026, the Company implemented a control over the preparation of its interim financial statements under which documented verification procedures, performed by its external accounting service provider, re-perform the reconciliation of recorded revenue to source invoices, the recomputation of Washington State sales tax, and the roll-forward of book cash to the subsidiary’s bank statements, and must complete without exception before the condensed consolidated financial statements are released. That change is reasonably likely to materially affect the Company’s internal control over financial reporting. Other than as described in this Item 4, there were no changes in the Company’s internal control over financial reporting during the three months ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated by governmental authorities or others.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)There was no information required to be disclosed in a report on Form 8-K during the three months ended August 31, 2026 that was not so reported.

(b)There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

(c)During the three months ended August 31, 2026, no director or officer of the Company (as “officer” is defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (filed herewith)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BestGofer Inc.

Date: September 30, 2026	By: /s/ Mohammad Hasan Hamed
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)